Form 10-Q
period 2009-12-31
Expedite 4 Inc
filed 2010-01-28
CIK 1415599

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of January 27, 2010: 100,000 shares of common stock.

EXPEDITE 4, INC.

FORM 10-Q

December 31, 2009

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4	Control and Procedures

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings
Item 1A	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits

SIGNATURE

EXPEDITE 4, INC.
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2009

Expedite 4, Inc.
(a development stage company)
Financial Statements Table of Contents

Expedite 4, Inc.
(a development stage company)
BALANCE SHEETS
As of December 31, 2009 and September 30, 2009

ASSETS

CURRENT ASSETS	12/31/2009	9/30/2009

Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES

Accrued Expenses	$1,250	$750

Total Current Liabilities	1,250	750

TOTAL LIABILITIES	1,250	750

STOCKHOLDER'S EQUITY

Preferred Stock - Par value $0.001
Authorized: 50,000,000
Issued & Outstanding: None	-	-

Common Stock - Par value $0.001;
Authorized: 200,000,000
Issued and Outstanding: 100,000	100	100
Additional Paid-In Capital	4,250	4,250
Accumulated Deficit	(5,600)	(5,100)

Total Stockholder's Equity	(1,250)	(750)

TOTAL LIABILITIES AND EQUITY	$-	$-

The accompanying notes are an integral part of these financial statements.

Expedite 4, Inc.
(a development stage company)
STATEMENT OF OPERATIONS
For the three months ending December 31, 2009 and 2008
And from inception (September 27, 2007) through December 31, 2009

	3 months	3 months
	ending	ending	FROM
	12/31/2009	12/31/2008	INCEPTION

REVENUE	$-	$-	$-

COST OF SERVICES	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	500	500	5,600

NET INCOME (LOSS)	(500)	(500)	(5,600)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(5,100)	(2,850)	-

ACCUMULATED DEFICIT, ENDING BALANCE	$(5,600)	$(3,350)	$(5,600)

Earnings (loss) per share	$(0.01)	$(0.01)

Weighted average number of common shares	100,000	100,000

The accompanying notes are an integral part of these financial statements.

Expedite 4, Inc.
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
From inception (September 27, 2007) through December 31, 2009

		COMMON	PAID	ACCUM.	TOTAL
	SHARES	STOCK	IN CAPITAL	DEFICIT	EQUITY

Stock issued on acceptance
of incorporation expenses
September 27, 2007	100,000	$100	$-	$-	$100

Net Loss				(600)	(600)

Total, September 30, 2007	100,000	100	-	(600)	(500)

Net Loss				(2,250)	(2,250)

Total, September 30, 2008	100,000	$100	$-	$(2,850)	$(2,750)

In-Kind Contribution			4,250		4,250

Net Loss				(2,250)	(2,250)

Total, September 30, 2009	100,000	$100	$4,250	$(5,100)	$(750)

Net Loss				(500)	(500)

Total, December 31, 2009	100,000	$100	$4,250	$(5,600)	$(1,250)

The accompanying notes are an integral part of these financial statements.

Expedite 4, Inc.
(a development stage company)
STATEMENTS OF CASH FLOWS
For the three months ending December 31, 2009 and 2008
From inception (September 27, 2007) through December 31, 2009

	3 months	3 months
	ending	ending	FROM
CASH FLOWS FROM OPERATING ACTIVITIES	12/31/2009	12/31/2008	INCEPTION

Net income (loss)	$(500)	$(500)	$(5,600)

Stock issued as compensation	-	-	100
In-Kind Contribution	4,250	-	8,500
Increase (Decrease) in Accrued Expenses	(2,000)	2,250	(1,250)

Total adjustments to net income	2,250	2,250	7,350

Net cash provided by (used in) operating activities	1,750	1,750	1,750

CASH FLOWS FROM INVESTING ACTIVITIES

None	-	-	-

Net cash flows provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

None	-	-	-

Net cash flows provided by (used in) financing activities	-	-	-

CASH RECONCILIATION

Net increase (decrease) in cash	1,750	1,750	1,750
Cash - beginning balance	-	-	-

CASH BALANCE - END OF PERIOD	$1,750	$1,750	$1,750

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

The income tax payable that was accrued for the years ended September 30, 2009 and 2008 was offset by the Company’s net operating loss carry-forward, therefore; the provisions for income tax in the income statement is $0. The Company has net operating loss carry-forwards that were derived solely from operating losses. These amounts can be carried forward to be used to offset future income for tax purposes for a period of 20 years for each year’s loss. The accounting for these losses derives a deferred tax asset for the period from inception ended December 31, 2009 of $1,120.
No provision was made for federal income tax since the Company has significant net operating losses. From inception through December 31, 2009, the Company incurred net operating losses for tax purposes of approximately $5,600. The availability of the Company’s net operating loss carry-forwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock. The provision for income taxes consists of the federal and state minimum tax imposed on corporations.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 2009 are as follows:

Deferred tax assets:
Federal net operating loss	$840
State net operating loss	280

Total deferred tax assets	1,120
Less valuation allowance	(1,120)

$--

The Company has provided a 100% valuation allowance on the deferred tax assets at December 31, 2009 to reduce such asset to zero, since there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted.

The reconciliation of the effective income tax rate to the federal statutory rate for the period ended December 31, 2009 is as follows:

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

Plan of Operation

We are continuing our efforts to locate a merger candidate for the purpose of a merger. It is possible that we will be successful in locating such a merger candidate and closing such merger. However, if we cannot effect a non-cash acquisition, we may have to raise funds from a private offering of our securities under Rule 506 of Regulation D. There is no assurance we would obtain any such equity funding. We are currently in negotiations with a potential merger candidate.  However at this time no agreement has been entered into and there is no assurance that this transaction will be completed.

Results of Operation

We have not had any operating income since inception.  For the three months ended December 31, 2009 we incurred a net loss of $500 and since inception we have incurred a net loss of $5,600. Expenses from inception were comprised of costs mainly associated with legal, accounting and office expense.

Liquidity and Capital Resources

At December 30, 2009, we had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.  However, our shareholders are under no obligation to provide such funding. Management anticipates seeking out a target company through solicitation. Such solicitation may include newspaper or magazine advertisements, mailings and other distributions to law firms, accounting firms, investment bankers, financial advisors and similar persons, the use of one or more World Wide Web sites and similar methods. No estimate can be made as to the number of persons who will be contacted or solicited. Management may engage in such solicitation directly or may employ one or more other entities to conduct or assist in such solicitation. Management and its affiliates will pay referral fees to consultants and others who refer target businesses for mergers into public companies in which management and its affiliates have an interest. Payments are made if a business combination occurs, and may consist of cash or a portion of the stock in the Company retained by management and its affiliates, or both.

As reflected in the accompanying financial statements, the Company is in the development stage with no operations have a net loss of $5,600 from inception, and used no cash in operations for the period from September 27, 2007(inception) to December 31, 2009. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Item 4.  Controls and Procedures

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

Signature	Title	Date

/s/ Sheila Hunter	President,	January 27, 2010
Sheila Hunter	Chief Executive Officer, Principal Financial Officer and Secretary

4