Form 10-Q
period 2010-03-31
Expedite 4 Inc
filed 2010-05-17
CIK 1415599

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

EXPEDITE 4, INC.
(Exact name of registrant as specified in Charter)

Delaware	000-52866	N/A
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

88 Guihuayuan, Guanjingcheng
Yujiang, Yingtan City, Jiangxi Province
People’s Republic of China
 (Address of Principal Executive Offices)
 _______________

+86 (701) 568-0890
 (Issuer Telephone number)
_______________

 (Former Name or Former Address if Changed Since Last Report)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 14, 2010: 7,144,071 shares of common stock.

EXPEDITE 4, INC.

FORM 10-Q

March 31, 2010

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Result of Operations	9
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12
Item 4T.	Controls and Procedures	13

PART II-- OTHER INFORMATION

SIGNATURE

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements
EXPEDITE 4, INC.
Consolidated Balance Sheets
(Expressed In U.S. Dollars)
(Unaudited)

	March 31, 2010 (Unaudited)	September 30, 2009 (Audited)

ASSETS
Current Assets:
Cash	$5,538,034	$1,201,160
Accounts receivables, net	30,035	74,926
Inventories	4,473,629	5,422,516

Total current assets	10,041,698	6,698,602

Property and equipment, net	6,433,426	6,782,053
Construction in progress	2,116,391	269,220
Biological assets, net	1,011,898	747,969

Total assets	19,603,413	14,497,844

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	282,670	577,891
Accrued expenses and other current liabilities	51,083	47,084
Amounts due to stockholders	943,850	2,303,270

Total current liabilities	1,277,603	2,928,245

Commitments and contingencies (note 7)		-

Equity:
Common stock($.001 par value; 6,643,078shares authorized
shares issued and outstanding as of March 31, 2010 and
10,000,000 shares issued and outstanding as of September 30, 2009)	6,643	10,000
Additional paid in capital	6,174,332	2,701,959
Appropriation of retained earnings(reserves)	2,563,401	2,563,401
Accumulated other comprehensive income	2,189,981	2,184,852
Noncontrolling interest	202,192	135,920
Retained earnings	7,189,261	3,973,467

Total equity	18,325,810	11,569,599

Total liabilities and equity	$19,603,413	$14,497,844

See accompanying condensed notes to consolidated financial statements.

EXPEDITE 4, INC.
Consolidated Statements of Income and Comprehensive Income
(Expressed In U.S. Dollars)
(Unaudited)

	Three months ended March 31,		Six months ended March 31,
	2010	2009	2010	2009

Sales	$8,019,056	8,046,343	$19,396,780	17,254,430
Cost of sales	6,881,663	5,977,973	16,350,349	13,259,158

Gross profit	1,137,393	2,068,370	3,046,431	3,995,272

Operating expenses:
Selling expenses	(755)	(1,181)	(6,520)	(12,923)
General and administrative expenses	(98,316)	(153,060)	(200,782)	(288,576)

Income from operations	1,038,322	1,914,129	2,839,129	3,693,773

Government subsidies	118,490	362,295	382,117	362,295
Other income	862	30,260	60,819	83,087

Profit before income taxes	1,157,674	2,306,684	3,282,065	4,139,155

Income taxes (note 6)	-	-	-	-

Net income	1,157,674	2,306,684	3,282,065	4,139,155
Less: net income attributable to the noncontrolling interest	23,457	45,984	66,271	82,748
Net income attributable to Expedite 4 Inc.	1,134,217	2,260,700	3,215,794	4,056,407

Other comprehensive income(loss)	3,888	(3,168)	5,129	(40,458)

Total comprehensive income	$1,138,105	2,257,532	$3,220,923	4,015,949

Earnings per share attributable to Expedite 4 Inc.’s common shareholders:
Basic	$0.20	0.40	0.57	0.71
Diluted	$0.20	0.40	0.57	0.71

Weighted average common shares outstanding
Basic	5,657,561	5,623,578	5,640,383	5,623,578
Diluted	5,657,561	5,623,578	5,640,383	5,623,578

See accompanying condensed notes to consolidated financial statements

EXPEDITE 4, INC.
Consolidated Statements of Stockholders’ Equity
(Expressed In U.S. Dollars)
(Unaudited)

				Appropriation of		Accumulated Other
	Common Stock		Additional	Retained Earnings	Retained	Comprehensive	Noncontrolling’
	shares	amount	Paid In Capital	(reserves)	Earnings	Income s	Interest	Equity
Balance at October 1, 2008	-	$-	2,691,959	1,103,867	11,465,728	2,220,990	253,256	17,735,800

Issuance of ordinary shares	10,000,000	10,000	(10,000)	-	-	-	-	-
Capital injection		-	20,000	-	-	-	-	20,000
Transfer to reserve		-	-	1,459,534	(1,459,534)	-	-	-
Foreign currency translation adjustment		-	-	-	-	(36,138)		(36,138)
Net income		-	-	-	7,031,348		143,362	7,174,710
Dividend paid		-	-	-	(13,064,075)		(260,698)	(13,324,773)

Balance as of September 30, 2009	10,000,000	10,000	2,701,959	2,563,401	3,973,467	2,184,852	135,920	11,569,599

Foreign currency translation adjustment		-	-	-	-	5,129		5,129
Reverse acquisition of Southern China Livestock International Inc.	(4,374,922)	(4,375)	-	-	-		-	-
Issuance of shares	1,018,000	1,018	3,472,373	-	-		-	3,469,016
Net income		-	-	-	3,215,794		66,272	3,282,066

Balance as of March 31, 2010	6,643,078	$6,643	6,174,332	2,563,401	7,189,261	2,189,981	202,192	18,325,810

EXPEDITE 4, INC.
Consolidated Statements of Cash Flows
(Expressed In U.S. Dollars)
(Unaudited)

	Six months ended December 31,
	2010	2009

Cash flows from operating activities:
Net income	$3,282,065	4,139,155
Adjustments for
Depreciation and amortization	632,587	628,296
Gain on disposal of plant and equipment	-	(439)
Gain on disposal of biological assets	(96,049)	(84,092)
Changes in operating assets and liabilities:
Accounts receivable	44,911	10,204
Inventories	950,823	349,891
Accounts payable	(295,384)	(17,382)
Accrued expenses and other liabilities	3,981	27,566

Net cash provided by operating activities	4,522,934	5,053,199

Cash flows from investing activities:
Purchase of property and equipment	(92,389)	-
Purchase of biological assets	(476,716)	(318,194)
Proceeds from disposal of biological assets	120,225	98,931

Net cash used in investing activities	(448,880)	(219,263)

Cash flows from financing activities:
Capital injection		20,000
Proceeds from issue common shares	3,469,016
Repayment of loans from stockholders	(3,406,648)	(5,677,680)
Proceeds from loans from shareholders	200,000	-
Dividend paid	-	(1,701,334)

Net cash provided by (used in) financing activities	262,368	(7,359,014)

Net increase (decrease) in cash	4,336,422	(2,525,078)
Effect of foreign exchange rate changes	452	(7,267)

Cash, beginning of period	1,201,160	3,551,320

Cash, end of period	$5,538,034	1,018,975

Supplementary cash flow disclosure:
Interest paid	-	-
Taxes paid	-	-

See accompanying condensed notes to consolidated financial statements

EXPEDITE 4, INC.
Notes To Condensed Consolidated Financial Statements
(Expressed In U.S. Dollars)
(Unaudited)

NOTE 1 ---ORGANIZATION AND PRINCIPAL ACTIVITIES

Expedite 4, Inc. (the Company), was incorporated in the state of Delaware as of September 27, 2007 with the objective of acquiring an operating company under a reverse merger on an agreement.

On March 29, 2010, the Company acquired Southern China Livestock International Inc. (“SCLI”), which was incorporated under the laws of the State of Nevada on July 28, 2009, and is in the business of breeding and raising commercial hogs in the People’s Republic of China (“China” or the “PRC”), in accordance with a Share Exchange Agreement dated March 29, 2010 (the “Exchange Agreement”). The closing of the transaction (the “Closing”) took place on March 29, 2010 (the “Closing Date”). On the Closing Date, pursuant to the terms of the Exchange Agreement, the Company acquired all of the outstanding shares of SCLI from the SCLI Shareholders; and the SCLI Shareholders transferred and contributed all of their interests to the Company. In exchange, the Company issued to the SCLI Shareholders, their designees or assignees, 5,623,578 shares or 99.97% of the shares of common stock of the Company issued and outstanding after the Closing.

Pursuant to the terms of the Exchange Agreement, the sole shareholder of the Company, cancelled a total of 98,500 shares of common stock of the Company. Following the Combination prior to the Offering, there are 5,625,078 shares of common stock issued and outstanding.

Upon the completion of the transaction, the company owned 100% of SCLI which owns the operating entities in China. For financial reporting purposes, these transactions are classified as a recapitalization of SCLI and the historical financial statements of SCLI are reported as the company’s historical financial statements.

Details of the Company’s subsidiaries as of March 31, 2010 were as follows:

		Date of	Beneficial
	Place of	incorporation or	ownership
Company name	incorporation	establishment	interest

Southern China Livestock International Inc.	U.S	July 28,2009	100%
Mayson International Services Limited	BVI	July 25,2008	100%
Mayson Enterprises Services Limited	BVI	July 25,2008	100%
Mayson Holdings Limited	Hong Kong, PRC	July 14, 2008	100%
Beijing Huaxin Tianying Livestock Technology Co., Ltd	Beijing, PRC	September 9, 2008	100%
Jiangxi Yingtan Huaxin Livestock Co., Ltd	Jiangxi, PRC	April 8, 2005	99%
Yujiang Fengyuan Livestock Co., Ltd	Jiangxi, PRC	August 4, 2003	98.01%
Yingtan Yujiang Zhongtong Swine Co., Ltd	Jiangxi, PRC	October 27, 2003	98.01%
Yujiang Xianyue Livestock Feeds Co., Ltd	Jiangxi, PRC	August 16, 2001	98.01%
Jiangxi Yingtan Fuxin Development and Trade Co., Ltd	Jiangxi, PRC	March 31, 1999	98.01%
Yingtan Livestock Feeds Development Co., Ltd	Jiangxi, PRC	December 29, 1995	98.01%
Yujiang Xiangying Swine Co., Ltd	Jiangxi, PRC	January 11, 2001	98.01%
Yujiang Decheng Livestock Co., Ltd	Jiangxi, PRC	October 27, 2003	98.01%

EXPEDITE 4, INC.
Notes To Condensed Consolidated Financial Statements
(Expressed In U.S. Dollars)
(Unaudited)

NOTE 1 --- ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

On July 25, 2008, Mayson International Services Limited (“Mayson International”) was incorporated in the British Virgin Islands ("BVI") as a limited liability which held 100% equity interest by SCLI. On the same day Mayson Enterprises Services Limited (“Mayson Enterprises”) was incorporated in the British Virgin Islands ("BVI") as the wholly owned subsidiary of Mayson International.

Mayson Holdings Limited(“Mayson Holdings”) was incorporated on July 14, 2008 under the laws of Hong Kong Special Administrative Region of the PRC as the wholly owned subsidiary of Mayson Enterprises. Beijing Huaxin Tianying Livestock Technology Co., Ltd (“Beijing Huaxin”) was incorporated on September 9, 2008 as a limited liability company under the PRC laws. Beijing Huaxin is a wholly foreign-owned enterprise under the PRC laws, with its 100% equity interests being held by Mayson Holdings.

On August 26, 2008, Beijing Huaxin acquired 99% of the equity interest of Jiangxi Yingtan Huaxin Livestock Co., Ltd (“Jiangxi Huaxin”) which owned 98.01% of the equity interest ofYujiang Fengyuan Livestock Co., Ltd, Yingtan Yujiang Zhongtong Swine Co., Ltd, Yujiang Xianyue Livestock Feeds Co., Ltd, Jiangxi Yingtan Fuxin Development and Trade Co., Ltd, Yingtan Livestock Feeds Development Co., Ltd, Yujiang Xiangying Swine Co., Ltd and Yujiang Decheng Livestock Co., Ltd(collectively, “Seven Subsidiaries) which are the main operating entities.

NOTE 2 --- BASIS OF PRESENTATION

The accompanying consolidated financial statements have been presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and reflect all the necessary adjustment not recorded in the books and records of the Company’s subsidiaries.

The consolidated financial statements include the financial statements of SCLI and all its subsidiaries. All transactions and balances between the SCLI and its subsidiaries have been eliminated upon consolidation.   As all of the above entities are under common control, they have been consolidated based on their carrying values for both years. Accordingly no goodwill or adjustments to fair values have been recorded.

NOTE 3 --- NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying interim unaudited consolidated financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of all recurring accruals) considered necessary for fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year ended September 30, 2010. Interim unaudited consolidated financial statements should be read in conjunction with the Company’s annual audited financial statements.

EXPEDITE 4, INC.
Notes To Condensed Consolidated Financial Statements
(Expressed In U.S. Dollars)
(Unaudited)

NOTE 4 --- USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant accounting estimates reflected in the Company’s financial statements include collectibility of account receivable, value of live hogs, useful lives and impairment of property and equipment. Actual results when ultimately realized could differ from those estimates and the differences could be material.

NOTE 5 --- INVENTORY

Inventories are stated at the lower of cost and net realizable value. Cost is calculated on the weighted average basis and includes all costs to acquire and other costs incurred in bringing the inventories to their present location and condition. The Company evaluates the net realizable value of its inventories on a regular basis and records a provision for loss to reduce the computed weighted average cost if it exceeds the net realizable value.

Inventories on March 31, 2010 and September 30, 2009 consisted of the following:

	March 31, 2010	September 30, 2009

Raw materials	$327,304	$187,593
Live hogs	4,146,325	5,234,923

	$4,473,629	$5,422,516

NOTE 6 --- INCOME TAXES

SCLI is incorporated in United States. The subsidiaries are incorporated in BVI, Hong Kong and PRC. The management and control of the Company is in PRC. The Company is not currently subject to any Income tax either in United States, BVI, Hong Kong or in PRC. As such, at present, no current or deferred income tax asset or liabilities are recorded in its financial statements.

NOTE 7 --- COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

The Company leases land (in which the company’s building are locked) office space, employee living space, and certain pigsties under non-cancelable operating leases.  Future minimum rental commitments for the next five years are as follows:

2010	$9,708
2011	12,944
2012	12,944
2013	12,944
2014	12,944
2015 and then after	273,574

Total	$335,058

EXPEDITE 4, INC.
Notes To Condensed Consolidated Financial Statements
(Expressed In U.S. Dollars)
(Unaudited)

NOTE 7 --- COMMITMENTS AND CONTINGENCIES (CONTINUED)

LEGAL PROCEEDINGS
The Company is not currently a party to, nor are we aware of, any legal proceeding, investigation or claim which, in the opinion of our management, is likely to have a material adverse effect on our business, financial condition or results of operations. The Company did not record any legal contingencies as of March 31, 2010.

CONTINGENT LIABILITY
The Companies declared dividends to its stockholders in the amount of $13,329,328 and $9,077,815 for the years ended September 30, 2009 and 2008, respectively. According to the Income Tax Laws in PRC, the Company is required to withhold income tax of 20% on the dividends paid to shareholders, which the Company failed to do. In the event that these taxes cannot be collected from the stockholders, the Company may be liable to pay the unpaid amount of approximate $4.4 million and late payment penalty may be levied in an amount ranging from 50% to maximum 5 times the taxes owing. The Company believes that the likelihood of the taxes and penalties being levied against the company is remote as of the date hereof. In the event that the taxing authorities assess the company for these amounts, they will be recorded as appropriate, depending on whether the these can be recovered from the stockholders or not.

NOTE 8 ---COMMON SHARES

On March 29, 2010, pursuant to a Subscription Agreement between the Company and certain investors named in the Subscription Agreement, we completed an offering of the sale of 509,000 investment units (“the Units”) for gross of $5,090,000 (net $3,469,016), each Unit consisting of two common shares and four-year warrants to purchase one common share of the Company, at an exercise price of $5.50 per share.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition for the six months ended March 31, 2010 and 2009 should be read in conjunction with our financial statements, and the notes to those financial statements that are included elsewhere in this Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in our annual report on Form 10K. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

COMPANY OVERVIEW

We were incorporated under the laws of Delaware on September 27, 2007.  Through our subsidiaries, we engage in the business of breeding and raising commercial hogs in the PRC. We are the largest breeder in China Jiangxi province. We own 21 hog farms with approximately 90,000 pigs in aggregate.  These farms are located in Jiangxi provinces. We sell live hogs in one of China’s wealthiest regions Guangdong province, which has China’s highest hog prices as well as deep pork-consuming cultures.

Recent Events

On March 29, 2010, we acquired Southern China Livestock International Inc. (“SCLI”) in a reverse acquisition transaction, which involved a financing transaction and a share exchange transaction. In accordance with a Share Exchange Agreement dated March 29, 2010, which we refer to as the Exchange Agreement, by and among us, SCLI, and the shareholders of SCLI, we acquired 100% of the issued and outstanding shares of SCLI in exchange for 5,623,578 shares or 99.97% of our common stock issued and outstanding after the closing of the share exchange transaction, thereby making SCLI our wholly owned subsidiary. Pursuant to the terms of the Exchange Agreement, Shelia Hunter, the sole shareholder of the Company, cancelled a total of 98,500 shares of common stock of the Company. Further, the prior officer and director of the Company resigned, and new officers and directors were appointed.

In the related financing transaction, on May 6, 2010, we completed a final closing of a private placement of investment units (the “Units”) for a total of $7,594,965, each Unit consisting of two (2) shares of common stock and four-year warrants to purchase one (1) share of our common stock, at an exercise price of $5.50 per share (the “Investor Warrants”). In the aggregate, we issued 1,518,993 shares of common stock and Investor Warrants to purchase a total of 759,497 shares of common stock in this financing. Rodman & Renshaw, LLC (“Rodman”), acted as lead placement agent and Newbridge Securities Corporation (“Newbridge”), acted as the co-placement agent, (collectively, the “Placement Agents”) in connection with the financing transaction. For the placement agent services, we paid a cash commission equal to 6.5% of the aggregate gross proceeds of the Units sold and issued four-year warrants to purchase 92,564 shares of common stock (“Agent Warrants”, together with the “Investor Warrants,” collectively refer to as the “Warrants”), exercisable at any time at a price equal to $5.50 per share.  The Agent Warrants have registration rights identical to the registration rights afforded to the investors in the Offering.  We also agreed to pay the Placement Agents a cash fee payable within 48 hours of (but only in the event of) the receipt by the Company of any proceeds from the exercise of any warrants sold in the Offering, equal to 8% of the aggregate cash exercise price received by the Company upon such exercise. We further agreed to indemnify the Placement Agents against certain liabilities, including liabilities under the Securities Act.  We paid for the out-of-pocket expenses of $40,000 incurred by the Placement Agents.

On April 5, 2010, Jiangxi Huaxin entered into an agreement to acquire, for $1.4 million, a total of 615 sows and 5,800 commercial hogs. Under this agreement, Jiangxi Huaxin will pay by installments with a down payment of 51%, or $714,000 within one (1) week of the registration of sale of the hog farm. The remaining 49%, or $686,000 will be paid by December 31, 2010. Jiangxi Huaxin also entered into an agreement to acquire for $100,000 the land use rights to the 25,000 square-meter tract of land located in Zhongtongshidu Village, Yujian County, Jiangxi Province on which the hogs are presently located and certain other assets.  Under this agreement, Jiangxi Huaxin will pay by installments with a down payment of 51%, or $51,000 within one (1) week of the registration of assignment of the land use rights. The remaining 49%, or $49,000 will be paid by December 31, 2010.

On April 18, 2010, Jiangxi Huaxin has entered into an agreement to acquire, for $1.33 million, a total of 586 sows and 5,518 commercial hogs. Under this agreement, Jiangxi Huaxin will pay by installments with a down payment of 51%, or $678,000 within one (1) week of the registration of sale of the hog farm. The remaining 49%, or $652,000 will be paid by December 31, 2010. Jiangxi Huaxin also entered into an agreement to acquire for $100,000 the land use rights to the 25,000 square-meter tract of land located in Zhongtongshidu Village, Yujian County, Jiangxi Province on which the hogs are presently located and certain other assets.  Under this agreement, Jiangxi Huaxin will pay by installments with a down payment of 51%, or $51,000 within one (1) week of the registration of assignment of the land use rights. The remaining 49%, or $49,000 will be paid by December 31, 2010.

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended March 31, 2010 Compared To the Three Months Ended March 31, 2009

 The following table sets forth a summary of certain key components of our results of operations for periods indicated in dollars and as a percentage of revenues.

	For The Three Months Ended March 31,
	2010		2009			Change in %
Net revenue	$8,019,056	100%	$	8,046,343	100%	(0.3)%
Cost of revenue	$6,881,663	85.8%	$	5,977,973	74.3%	15.1%
Gross profit	$1,137,393	14.2%	$	2,068,370	25.7%	(45.0)%
Operating expenses	$99,071	1.2%	$	154,241	1.9%	(40.0)%
Income from operations	$1,038,322	13.0%	$	1,914,129	23.8%	(45.4)%
Government subsidies	$118,490	1.5%	$	362,295	4.5%	(67.3)%
Income before income tax (provision) benefit	$1,157,674	14.5%	$	2,306,684	28.7%	(49.5)%
Income tax provision	$-	-	$	-		N/A
Net income	$1,157,674	14.5%	$	2,306,684	28.7%	(49.5)%
Net income attributable to Expedite 4 Inc.	$1,134,217	14.1%	$	2,260,700	28.1%	(49.5)%

Net Revenue

For the three months ended March 31, 2009, our net revenue decreased 0.3% to $8,019,056 from $8,046,343 for the three months ended March 31, 2009. During the three months ended March 31, 2010, we sold hogs for 4,508,000 kilograms, representing an increase of 2.9% from 4,383,000 kilograms for the comparable period in 2009. The average unit selling price decreased 3.2% from RMB12.55 to RMB12.15per kilogram due to the higher competition in the PRC hog market in 2009.

Cost of Revenue

As our cost of revenue consists primarily of the fodder expense, we have limited influence on such cost. The price of fodder is determined solely by suppliers and the price of grain. We will continue to strengthen our relationship with suppliers. The cost of revenue increased by 15.1% from $5,977,973 for the three months ended March 31, 2009 to $6,881,663 for the three months ended March 31, 2010. The average unit cost increased 0.7% from RMB9.33 to RMB10.42 per kilogram.

Operating Expense

Operating expense includes overhead expenses such as rent, management and staff salaries, general insurance, marketing and offices expenses. Operating expenses decreased 35.8% from $154,241 to $99,071 primarily as a result of the Company’s efforts in controlling costs.

Income tax provision and government subsidies

PRC has the world's largest and most profitable markets for hog production with approximately 600 million hogs produced annually. More than 1.2 billion Chinese consume pork as their primary source of meat, 65% of all meat consumed in the PRC is pork. Chinese consumers consume more pork each year than the rest of the world combined. Pork production in China is a key political, social and security issue for consumers. The PRC government supports hog producers with preferred tax status and subsidies, insurance, vaccines and land use grants. According to PRC tax laws and regulations, the business of agricultural breeding of livestock was exempt from Enterprise Income Tax (EIT) and Value Added Tax (“VAT”).  The company recorded subsidy income when received from the government and the amount of subsidy depends on the government incentive policy. For the three months ended March 31, 2010, government subsidy income decreased to $118,490 from $362,295 for the comparable period in 2009.

 Results of Operations for the Six Months Ended March 31, 2010 Compared to the Six Months Ended March 31, 2009

 The following table sets forth a summary of certain key components of our results of operations for periods indicated in dollars and as a percentage of revenues.

	For The Six Months Ended March 31,
	2010		2009			Change in %
Net revenue	$19,396,780	100%	$	17,254,430	100%	12.4%
Cost of revenue	$16,350,349	84.3%	$	13,259,158	76.8%	23.3%
Gross profit	$3,046,431	15.7%	$	3,995,272	23.2%	(23.7)%
Operating expenses	$207,302	1.1%	$	301,499	1.7%	(33.4)%
Income from operations	$2,839,129	14.6%	$	3,693,773	21.4%	(23.0)%
Government subsidies	$382,117	2.0%	$	362,295	2.1%	5.5%
Income before income tax (provision) benefit	$3,282,065	16.9%	$	4,139,155	24.0%	(20.6)%
Income tax provision	$-	-	$	-	-	N/A
Net income	$3,282,065	16.9%	$	4,139,155	24.0%	(20.6)%
Net income attributable to Expedite 4 Inc.	$3,215,7941	16.6%	$	4,056,407	23.5%	(20.6)%

Net Revenue

For the six months ended March 31, 2009, our net revenue increased 12.4% to $19,396,780 from $17,254,430 for the six months ended March 31, 2009. During the six months ended March 31, 2010, we sold hogs for 10,994,000 kilograms, representing an increase of 16.9.9% from 9,405,000 kilograms for the comparable period in 2009. The average unit selling price decreased 3.8% from RMB12.53 to RMB12.05per kilogram due to the higher competitive in PRC hog market in 2009.

Cost of Revenue

As our cost of revenue consists primarily of the fodder expense, we have limited influence on such cost. The price of fodder is determined solely by suppliers and the price of grain. We will continue to strengthen our relationship with suppliers. The cost of revenue increased by 23.3% from $13,259,158 for the six months ended March 31, 2009 to $16,350,349 for the six months ended March 31, 2010. The average unit cost increased 5.4% from RMB9.63 to RMB10.15 per kilogram.

Operating Expense

Operating expense includes overhead expenses such as rent, management and staff salaries, general insurance, marketing and offices expenses. Operating expenses decreased 31.2% from $301,499 to $207,302 primarily as a result of the Company’s efforts in controlling costs.

Income tax provision and government subsidies

PRC has the world's largest and most profitable markets for hog production with approximately 600 million hogs produced annually. More than 1.2 billion Chinese consume pork as their primary source of meat, 65% of all meat consumed in the PRC is pork. Chinese consumers consume more pork each year than the rest of the world combined. Pork production in China is a key political, social and security issue for consumers. The PRC government supports hog producers with preferred tax status and subsidies, insurance, vaccines and land use grants. According to PRC tax laws and regulations, the business of agricultural breeding of livestock was exempt from Enterprise Income Tax (EIT) and Value Added Tax (“VAT”). With the effort from the government support on hog producers during recent year, the government subsidies increased to $382,117 from $362,295 for the same period in 2009

LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth the summary of our cash flows for the six months ended March 31, 2010 and 2009.

	Six Months Ended December 31,
	2010	2009

Net cash provided by operating activities	$4,522,934	$5,053,199
Net cash used in investing activities	$(448,880)	$(219,263)
Net cash provided by (used in)for financing activities	$262,368	$(7,359,014)
Effect of exchange rate changes on cash	$452	$(7,267)
Cash and cash equivalents at beginning of period	$1,201,160	$3,551,320
Cash and cash equivalents at end of period	$5,538,034	$1,018,975

Operating Activities

During the six months ended March 31, 2010, net cash provided by operating activities was $4,522,934, as compared to net cash used for operating activities of $5,053,199 in the six months ended March 31, 2009.  This decrease was primarily due to a decrease of net income from $4,139,155 for the six months ended March 31, 2009 to $3,282,065 in the comparable period in 2010.

Investing Activities

During the six months ended March 31, 2010, net cash used in investing activities was $448,880, as compared to $219,263 of net cash used by investing activities for the comparable period in 2009. The increase was primarily due to an increase in the amount of purchase of biological assets from $318,194 to $476,716 and purchase of property and equipment from $nil to $92,389.

Financing Activities

During the six months ended March 31, 20010, net cash provided by financing activities was $262,368, mainly due to $3,469,016 proceeds from issue common shares and $3,406,648 repayment of loan from shareholders. During the six months ended March 31, 2009, net cash used in financing activities was $7,359,014, mainly due to $5,677,680 repayment of loan from shareholders and dividend paid $1,701,334.

Our total cash and cash equivalents increased to $5,538,034 as of March 31, 2010, as compared to $1,018,975 as of March 31, 2009.

OFF-BALANCE SHEET ARRANGEMENTS

There were no off-balance sheet arrangements during the three months ended March 31, 2010 that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We may face some risk from potential fluctuations in interest rates, although our debt obligations are primarily short-term in nature, but some bank loans have variable rates. If interest rates have great fluctuations, our financing cost may be significantly affected.

Foreign Currency Risk

Substantially all of our operations are conducted in the PRC and our primary operational currency in Chinese Renminbi (“RMB”). As a result, currently the effect of the fluctuations of RMB exchange rates only has a minimal impact on our business operations, but will be increasingly material as we introduce our products widely into new international markets. Substantially all of our revenues and expenses are denominated in RMB. However, we use the United States dollar for financial reporting purposes. Conversion of RMB into foreign currencies is regulated by the People’s Bank of China through a unified floating exchange rate system. Although the PRC government has stated its intention to support the value of the RMB, there can be no assurance that such exchange rate will not again become volatile or that the RMB will not devalue significantly against the U.S. dollar. Exchange rate fluctuations may adversely affect the value, in U.S. dollar terms, of our net assets and income derived from our operations in the PRC.

Country Risk

The substantial portion of our assets and operations are located and conducted in China. While the PRC economy has experienced significant growth in the past twenty years, growth has been uneven, both geographically and among various sectors of the economy. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall economy of China, but may also have a negative effect on us. For example, our operating results and financial condition may be adversely affected by government control over capital investments or changes in tax regulations applicable to us. If there are any changes in any policies by the Chinese government and our business is negatively affected as a result, then our financial results, including our ability to generate revenues and profits, will also be negatively affected.

Item 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Management's Annual Report on Internal Control over Financial Reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Our internal control system was designed to, in general, provide reasonable assurance to the Company’s management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2010.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of March 31, 2010, the Company’s internal control over financial reporting was effective for the purposes for which it is intended.

Our annual report for the year ended December 31, 2009 did not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the second quarter of the fiscal year ended December 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

You should carefully consider the risks described below together with all of the other information included in this Form 10-Q before making an investment decision with regard to our securities.  The statements contained in or incorporated herein that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. In that case, you may lose all or part of your investment.

The following risk factors have materially changed since the filing of the Company’s annual report on Form 10K:

Risks Relating to Our Business

Our results of operations are cyclical and could be adversely affected by fluctuations in the commodity prices for hogs and feeds.

We are largely dependent on the cost and supply of hogs and feed ingredients and the selling price of our products, which are determined by constantly changing and volatile market forces of supply and demand as well as other factors over which we have little or no control. These other factors include:

●	competing demand for corn for use in the manufacture of ethanol or other alternative fuels,

●	environmental and conservation regulations,

●	economic conditions,

●	weather, including weather impacts on the availability and pricing of corns, and

●	hog diseases.

We cannot assure you that all or part of any increased costs experienced by us from time to time can be passed along to consumers of our products, in a timely manner or at all. Hog prices demonstrate a cyclical nature over periods of years, reflecting the supply of hogs on the market. Further, hog raising costs are largely dependent on the fluctuations of commodity prices for corn and other feed ingredients. Additionally, an occurrence of serious animal diseases, such as foot-and-mouth disease, or any outbreak of other epidemics in the PRC affecting animals or humans might result in material disruptions to our operations, and a decline in the market price for hogs. For example, hog prices in 2009 severely declined because of the outbreak of H1N1 influenza, which caused our revenue to decrease 15.4% from 2008 to 2009.

Substantially all of our business, assets and operations are located in the PRC.

Substantially all of our business, assets and operations are located in PRC. The economy of PRC differs from the economies of most developed countries in many respects. The economy of PRC has been transitioning from a planned economy to a market-oriented economy. Although in recent years the PRC government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of productive assets in PRC is still owned by the PRC government. In addition, the PRC government continues to play a significant role in regulating industry by imposing industrial policies. It also exercises significant control over PRC’s economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Some of these measures benefit the overall economy of PRC, but may have a negative effect on us.

Our management has no experience in managing and operating a public company. Any failure to comply or adequately comply with federal securities laws, rules or regulations could subject us to fines or regulatory actions, which may materially adversely affect our business, results of operations and financial condition.

Our current management has no experience managing and operating a public company and relies in many instances on the professional experience and advice of third parties including its attorneys and accountants. While we are obligated to hire a qualified Chief Financial Officer to enable us to meet our ongoing reporting obligations as a US public company, such individuals are oftentimes difficult to locate and may not have all of the qualifications necessary to fulfill these legal obligations.  Failure to comply or adequately comply with any laws, rules, or regulations applicable to our business may result in fines or regulatory actions, which may materially adversely affect our business, results of operation, or financial condition and could result in delays in achieving either the effectiveness of a registration statement relating to the shares being sold in this offering or the development of an active and liquid trading market for our common stock.

Our plans to expand our production, to acquire additional hog farms and to improve and upgrade our internal control and management system will require capital expenditures in 2010.

Our plans to expand our production, to acquire additional hog farms and to improve and upgrade our internal control and management system will require capital expenditures in 2010. We may also need further funding for working capital, investments, potential acquisitions and fertilizer business and other corporate requirements. We cannot assure you that cash generated from our operations will be sufficient to fund these development plans, or that our actual capital expenditures and investments will not significantly exceed our current planned amounts. If either of these conditions arises, we may have to seek external financing to satisfy our capital needs. Our ability to obtain external financing at reasonable costs is subject to a variety of uncertainties. Failure to obtain sufficient external funds for our development plans could adversely affect our business, financial condition and operating performance.

We depend on a concentration of customers, the loss of one or more of which could materially adversely affect our operations and revenues.

Our revenue is dependent in large part on significant orders from a limited number of customers. We rely on three (3) primary customers to purchase substantially all of our hogs.   Sales to our three largest customers accounted for approximately 99% and 98% of our net sales during each of the years ended September 30, 2008 and 2009, respectively. Customer demand depends on a variety of factors including, but not limited to, our customers’ financial condition and general economic conditions. Even though we are in a commodity business, if our sales to any of our customers are reduced for any reason, such reduction would have a material adverse effect on our business, financial condition and results of operations.

We derive all of our revenues from sales in the PRC and any downturn in the Chinese economy could have a material adverse effect on our business and financial condition.

All of our revenues are generated from sales in the PRC. We anticipate that revenues from sales of our products in the PRC will continue to represent the substantial portion of our total revenues in the near future. Our sales and earnings can also be affected by changes in the general economy since purchases of pork products are generally discretionary for consumers. Our success is influenced by a number of economic factors which affect disposable consumer income, such as employment levels, business conditions, interest rates, oil and gas prices and taxation rates. Adverse changes in these economic factors, among others, may restrict consumer spending, thereby negatively affecting our sales and profitability.

Our planned expansion could be delayed or adversely affected by, among other things, difficulties in obtaining sufficient financing, technical difficulties, or human or other resource constraints.

Our planned expansion could be delayed or adversely affected by, among other things, difficulties in obtaining sufficient financing, technical difficulties, or human or other resource constraints. Moreover, the costs involved in these projects may exceed those originally contemplated. Costs savings and other economic benefits expected from these projects may not materialize as a result of any such project delays, cost overruns or changes in market circumstances. Failure to obtain intended economic benefits from these projects could adversely affect our business, financial condition and operating performances.

We encounter substantial competition in our business and any failure to compete effectively could adversely affect our results of operations.

Guangdong Wenshi Group, Luoniushan Limited and Hunan Xinwufeng Limited are our main competitors. We anticipate that our competitors will continue to expand and seek to obtain additional market share with competitive price and performance characteristics. Aggressive expansion of our competitors or the entrance of new competitors into our markets could have a material adverse effect on our business, results of operations and financial condition.

Our limited operating history may not serve as an adequate basis to judge our future prospects and results of operations.

Our limited operating history in the hog breeding industry may not provide a meaningful basis for evaluating our business. Jiangxi Huaxin entered into its current line of business in 2005, although the companies we have acquired have a longer operating history. Although Jiangxi Huaxin’s revenues have grown rapidly since its inception, we cannot guaranty that we will maintain profitability or that we will not incur net losses in the future. We will continue to encounter risks and difficulties that companies at a similar stage of development frequently experience, including the potential failure to:

•	obtain sufficient working capital to support our expansion;

•	expand our product offerings to fertilizer business and maintain the high quality of our products;

•	manage our expanding operations and continue to fill customers’ orders on time;

•	maintain adequate control of our expenses allowing us to realize anticipated income growth;

•	implement our product development, sales, and acquisition strategies and adapt and modify them as needed;

•	successfully integrate any future acquisitions; and

•
anticipate and adapt to changing conditions in the hogs product industry resulting from changes in government regulations, mergers and acquisitions involving our competitors, technological developments and other significant competitive and market dynamics.

If we are not successful in addressing any or all of the foregoing risks, our results of operations may be materially and adversely affected.

We need to manage growth in operations to maximize our potential growth and achieve our expected revenues and our failure to manage growth will cause a disruption of our operations resulting in the failure to generate revenue at levels we expect.

In order to maximize potential growth in our current and potential markets, we believe that we must expand our producing operations. This expansion will place a significant strain on our management and our operational, accounting, and information systems. We expect that we will need to continue to improve our financial controls, operating procedures, and management information systems. We will also need to effectively train, motivate, and manage our employees. Our failure to manage our growth could disrupt our operations and ultimately prevent us from generating the revenues we expect.

We cannot assure you that our growth strategy will be successful which may result in a negative impact on our growth, financial condition, results of operations and cash flow.

One of our expansion strategies is to grow through acquisition of more hog farms and to enter into fertilizer business. However, many obstacles to entering such new markets exist including, but not limited to, established companies in such existing markets in the PRC. We cannot, therefore, assure you that we will be able to successfully overcome such obstacles and establish our products in any additional markets. Our inability to implement this organic growth strategy successfully may have a negative impact on our growth, future financial condition, results of operations or cash flows.

If we need additional capital to fund our growing operations, we may not be able to obtain sufficient capital and may be forced to limit the scope of our operations.

If adequate additional financing is not available on reasonable terms, we may not be able to undertake acquisitions of additional hog farms or enter into and grow our proposed fertilizer business, and we would have to modify our business plans accordingly. There is no assurance that additional financing will be available to us.

In connection with our growth strategies, we may experience increased capital needs and accordingly, we may not have sufficient capital to fund our future operations without additional capital investments. Our capital needs will depend on numerous factors, including (i) our profitability; (ii) the release of competitive products by our competition; (iii) the level of our investment in research and development; and (iv) the amount of our capital expenditures, including acquisitions. We cannot assure you that we will be able to obtain capital in the future to meet our needs.

In recent years, the securities markets in the United States have experienced a high level of price and volume volatility, and the market price of securities of many companies have experienced wide fluctuations that have not necessarily been related to the operations, performances, underlying asset values or prospects of such companies. For these reasons, our securities can also be expected to be subject to volatility resulting from purely market forces over which we will have no control. If we need additional funding we will, most likely, seek such funding in the United States (although we may be able to obtain funding in the PRC) and the market fluctuations affect on our stock price could limit our ability to obtain equity financing.

If we cannot obtain additional funding, we may be required to: (i) limit our expansion; (ii) limit our marketing efforts; and (iii) decrease or eliminate capital expenditures. Such reductions could materially adversely affect our business and our ability to compete.

Even if we do find a source of additional capital, we may not be able to negotiate terms and conditions for receiving the additional capital that are favorable to us. Any future capital investments could dilute or otherwise materially and adversely affect the holdings or rights of our existing shareholders. In addition, new equity or convertible debt securities issued by us to obtain financing could have rights, preferences and privileges senior to the currently outstanding securities. We cannot give you any assurance that any additional financing will be available to us, or if available, will be on terms favorable to us.

We rely on highly qualified personnel and if we are unable to retain or motivate key personnel or hire qualified personnel, we may not be able to grow effectively.

The Company’s future success also depends upon its continuing ability to attract and retain highly qualified personnel. Expansion of the Company’s business and the management and operation of the Company will require additional managers and employees with industry experience, and the success of the Company will be highly dependent on the Company’s ability to attract and retain skilled management personnel and other employees. There can be no assurance that the Company will be able to attract or retain highly qualified personnel. Competition for skilled personnel in the construction industry is significant. This competition may make it more difficult and expensive to attract, hire and retain qualified managers and employees.

The loss of the services of our key employees, particularly the services rendered by DengFu Xu, our Chairman, Luping Pan, our Chief Executive Officer, and Shu Kaneko, our Chief Financial Officer, could harm our business.

Our success depends to a significant degree on the services rendered to us by our key employees.  If we fail to attract, train and retain sufficient numbers of these qualified people, our prospects, business, financial condition and results of operations will be materially and adversely affected. In particular, we are heavily dependent on the continued services of Dengfu Xu, Our Chairman, Luping Pan, our Chief Executive Officer and Shu Kaneko, our Chief Financial Officer. We currently do not have key employee insurance for our officers and directors. The loss of any these key employees, including members of our senior management team, and our inability to attract highly skilled personnel with sufficient experience in our industry could harm our business.

Our failure to comply with increasingly stringent environmental regulations and related litigation could result in significant penalties, damages and adverse publicity for our business.

In recent years, the government of China has become increasingly concerned with the degradation of China’s environment that has accompanied the country’s rapid economic growth.  In the future, we expect that our operations and properties will be subject to extensive and increasingly stringent laws and regulations pertaining to, among other things, the discharge of materials into the environment and the handling and disposition of wastes (including solid and hazardous wastes) or otherwise relating to protection of the environment. Failure to comply with any laws and regulations and future changes to them may result in significant consequences to us, including civil and criminal penalties, liability for damages and negative publicity.  We cannot assure you that additional environmental issues will not require currently unanticipated investigations, assessments or expenditures, or that requirements applicable to us will not be altered in ways that will require us to incur significant additional costs.

We will incur significant costs to ensure compliance with United States corporate governance and accounting requirements.

We will incur significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission. We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly. We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these newly applicable rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

We may not be able to meet the internal control reporting requirements imposed by the Securities and Exchange Commission resulting in a possible decline in the price of our common stock and our inability to obtain future financing.

As directed by Section 404 of the Sarbanes-Oxley Act, as amended by SEC Release No. 33-8934 on June 26, 2008, the Securities and Exchange Commission adopted rules requiring each public company to include a report of management on the company’s internal controls over financial reporting in its annual reports.  In addition, the independent registered public accounting firm auditing a company’s financial statements must also attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting as well as the operating effectiveness of the company’s internal controls. Commencing with its annual report for the year ending September 30, 2010, we will be required to include a report of management on its internal control over financial reporting.  The internal control report must include a statement

•	Of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;

•	Of management’s assessment of the effectiveness of its internal control over financial reporting as of year end; and

•	Of the framework used by management to evaluate the effectiveness of our internal control over financial reporting.

Furthermore, in the following year, our independent registered public accounting firm is required to file its attestation report separately on our internal control over financial reporting on whether it believes that we have maintained, in all material respects, effective internal control over financial reporting.

While we expect to expend significant resources in developing the necessary documentation and testing procedures required by Section 404 of the Sarbanes-Oxley Act, there is a risk that we may not be able to comply timely with all of the requirements imposed by this rule.  In the event that we are unable to receive a positive attestation from our independent registered public accounting firm with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements and our stock price and ability to obtain equity or debt financing as needed could suffer.

In addition, in the event that our independent registered public accounting firm is unable to rely on our internal controls in connection with its audit of our financial statements, and in the further event that it is unable to devise alternative procedures in order to satisfy itself as to the material accuracy of our financial statements and related disclosures, it is possible that we would be unable to file our Annual Report on Form 10-K with the Securities and Exchange Commission, which could also adversely affect the market price of our securities and our ability to secure additional financing as needed.

We may be subject to liability under the income tax laws in the PRC for failing to withhold income tax on the dividends paid to the shareholders.

Our subsidiaries declared dividends to their stockholders in the amount of $13,064,075 and $8,897,167 for the years ended September 30, 2009 and 2008, respectively. According to the Income Tax Laws in the PRC, the Company is required to withhold income tax of 20% on the dividends paid to shareholders, which the Company failed to do. In the event that these taxes cannot be collected from the stockholders, the Company may be liable to pay the unpaid amount of approximate $4.4 million and late payment penalty may be levied in an amount ranging from 50% to maximum five times the taxes owing. The Company believes that the likelihood of the taxes and penalties being levied against the company is remote as of the date hereof.  However, in the event that the taxing authorities assess the company for these taxes, we will become liable for these taxes if we are unable to recover the amounts from the stockholders.

Risks Relating To Our Industry

The outbreak of animal diseases could adversely affect our operations.

An occurrence of serious animal diseases, such as foot-and-mouth disease, or any outbreak of other epidemics in the PRC affecting animals or humans might result in material disruptions to our operations, material disruptions to the operations of our customers or suppliers, a decline in the supermarket or food retail industry or slowdown in economic growth in the PRC and surrounding regions, any of which could have a material adverse effect on our operations and turnover. Recently, there has been an outbreak of streptococcus suis in pigs, principally in Sichuan Province, PRC, with a large number of cases of human infection following contact with diseased pigs. There also have been unrelated reports of diseased pigs in Guangdong Province, PRC. Our procurement and production facilities are located in Jiangxi Province, PRC and were not affected by the streptococcus suis infection. However, there can be no assurance that our facilities or products will not be affected by an outbreak of this disease or similar ones in the future, or that the market for pork products in the PRC will not decline as a result of fear of disease. In either case, our business, results of operations and financial condition would be adversely and materially affected.

Consumer concerns regarding the safety and quality of food products or health concerns could adversely affect sales of our products.

Our sales performance could be adversely affected if consumers lose confidence in the safety and quality of our products. Consumers in the PRC are increasingly conscious of food safety and nutrition. Consumer concerns about, for example, the safety of pork products, or about the safety of food additives used in processed meat products, could discourage them from buying certain of our products and cause our results of operations to suffer.

We may be subject to substantial liability should the consumption of any of our products cause personal injury or illness. Unlike most food processing companies in the United States, we do not maintain product liability insurance to cover our potential liabilities.

The sale of food products for human consumption involves an inherent risk of injury to consumers. Such injuries may result from tampering by unauthorized third parties or product contamination or degeneration, including the presence of foreign contaminants, chemical substances or other agents or residues during the various stages of production process. We cannot assure you that consumption of our products will not cause a health-related illness in the future, or that we will not be subject to claims or lawsuits relating to such matters.

Even if a product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding any assertions that our products caused personal injury or illness could adversely affect our reputation with customers and our corporate and brand image. Unlike most food processing companies in the United States, but in line with industry practice in the PRC, we do not maintain product liability insurance. Furthermore, the products manufactured from our hogs could potentially suffer from product tampering, contamination or degeneration or be mislabeled or otherwise damaged. Under certain circumstances, we may be required to recall products. Even if a situation does not necessitate a product recall, we cannot assure you that product liability claims by our distributors will not be asserted against us as a result. A product liability judgment against us or a product recall could have a material adverse effect on our revenues, profitability and business reputation.

If the pork market in the PRC does not grow as we expect, our results of operations and financial condition will be adversely affected.

We believe pork products have strong growth potential in the PRC and, accordingly, we have continuously increased our sales of breeding swine and hogs. However, the market for pork products in the PRC has grown in recent years due to the increased wealth of the average resident of China, which has been the result of double-digit annual growth in the Chinese economy.  Due to the worldwide recession, the growth of the Chinese economy has slowed.  If the pork market in the PRC does not grow as we expect, our business will be harmed, we will need to adjust our growth strategy, and our results of operation will be adversely affected.

We require various licenses and permits to operate our business, and the loss of or failure to renew any or all of these licenses and permits could require us to suspend some or all of our production or distribution operations.

In accordance with PRC laws and regulations, we are required to maintain various licenses and permits in order to operate our business. We are required to comply with applicable hygiene and food safety standards in relation to our production processes. Our premises and transportation vehicles are subject to regular inspections by the regulatory authorities for compliance with applicable regulations. Failure to pass these inspections, or the loss of or failure to renew our licenses and permits, could require us to temporarily or permanently suspend some or all of our production or distribution operations, which could disrupt our operations and adversely affect our revenues and profitability.

Risks Relating to the People's Republic of China

Certain political and economic considerations relating to the PRC could adversely affect our company.

The PRC is transitioning from a planned economy to a market economy. While the PRC government has pursued economic reforms since its adoption of the open-door policy in 1978, a large portion of the PRC economy is still operating under five-year plans and annual state plans. Through these plans and other economic measures, such as control on foreign exchange, taxation and restrictions on foreign participation in the domestic market of various industries, the PRC government exerts considerable direct and indirect influence on the economy. Many of the economic reforms carried out by the PRC government are unprecedented or experimental, and are expected to be refined and improved. Other political, economic and social factors can also lead to further readjustment of such reforms. This refining and readjustment process may not necessarily have a positive effect on our operations or future business development. Our operating results may be adversely affected by changes in the PRC’s economic and social conditions as well as by changes in the policies of the PRC government, such as changes in laws and regulations (or the official interpretation thereof), measures which may be introduced to control inflation, changes in the interest rate or method of taxation, and the imposition of restrictions on currency conversion in addition to those described below.

The recent nature and uncertain application of many PRC laws applicable to us create an uncertain environment for business operations and they could have a negative effect on us.

The PRC legal system is a civil law system. Unlike the common law system, the civil law system is based on written statutes in which decided legal cases have little value as precedents. In 1979, the PRC began to promulgate a comprehensive system of laws and has since introduced many laws and regulations to provide general guidance on economic and business practices in the PRC and to regulate foreign investment. Progress has been made in the promulgation of laws and regulations dealing with economic matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. The promulgation of new laws, changes of existing laws and the abrogation of local regulations by national laws could have a negative impact on our business and business prospects.

Currency conversion could adversely affect our financial condition.

The PRC government imposes control over the conversion of Renminbi into foreign currencies. Under the current unified floating exchange rate system, the People’s Bank of China publishes an exchange rate, which we refer to as the PBOC exchange rate, based on the previous day’s dealings in the inter-bank foreign exchange market. Financial institutions authorized to deal in foreign currency may enter into foreign exchange transactions at exchange rates within an authorized range above or below the PBOC exchange rate according to market conditions.

Pursuant to the Foreign Exchange Control Regulations of the PRC issued by the State Council which came into effect on April 1, 1996, and the Regulations on the Administration of Foreign Exchange Settlement, Sale and Payment of the PRC which came into effect on July 1, 1996, regarding foreign exchange control, conversion of Renminbi into foreign exchange by Foreign Investment Enterprises, or FIEs, for use on current account items, including the distribution of dividends and profits to foreign investors, is permissible. FIEs are permitted to convert their after-tax dividends and profits to foreign exchange and remit such foreign exchange to their foreign exchange bank accounts in the PRC. Conversion of Renminbi into foreign currencies for capital account items, including direct investment, loans, and security investment, is still under certain restrictions. On January 14, 1997, the State Council amended the Foreign Exchange Control Regulations and added, among other things, an important provision, which provides that the PRC government shall not impose restrictions on recurring international payments and transfers under current account items.

Enterprises in the PRC (including FIEs) which require foreign exchange for transactions relating to current account items, may, without approval of the State Administration of Foreign Exchange, or SAFE, effect payment from their foreign exchange account or convert and pay at the designated foreign exchange banks by providing valid receipts and proofs.

Convertibility of foreign exchange in respect of capital account items, such as direct investment and capital contribution, is still subject to certain restrictions, and prior approval from the SAFE or its relevant branches must be sought.

Furthermore, the Renminbi is not freely convertible into foreign currencies nor can it be freely remitted abroad. Under the PRC’s Foreign Exchange Control Regulations and the Administration of Settlement, Sales and Payment of Foreign Exchange Regulations, Foreign Invested Enterprises are permitted either to repatriate or distribute its profits or dividends in foreign currencies out of its foreign exchange accounts, or exchange Renminbi for foreign currencies through banks authorized to conduct foreign exchange business. The conversion of Renminbi into foreign exchange by Foreign Invested Enterprises for recurring items, including the distribution of dividends to foreign investors, is permissible. The conversion of Renminbi into foreign currencies for capital items, such as direct investment, loans and security investment, is subject, however, to more stringent controls.

Our operating company is a FIE to which the Foreign Exchange Control Regulations are applicable. Accordingly, we will have to maintain sufficient foreign exchange to pay dividends and/or satisfy other foreign exchange requirements.

Exchange rate volatility could adversely affect our financial condition.

Since 1994, the exchange rate for Renminbi against the United States dollar has remained relatively stable, most of the time in the region of approximately RMB8.28 to $1.00. However, in 2005, the Chinese government announced that it would begin pegging the exchange rate of the Chinese Renminbi against a number of currencies, rather than just the U.S. dollar and, the exchange rate for the Renminbi against the U.S. dollar became RMB8.02 to $1.00. If we decide to convert Chinese Renminbi into United States dollars for other business purposes and the United States dollar appreciates against this currency, the United States dollar equivalent of the Chinese Renminbi we convert would be reduced. There can be no assurance that future movements in the exchange rate of Renminbi and other currencies will not have an adverse effect on our financial condition.

Since our assets are located in the PRC, any dividends of proceeds from liquidation are subject to the approval of the relevant Chinese government agencies.

Our operating assets are located inside the PRC. Under the laws governing Foreign Invested Enterprises in the PRC, dividend distribution and liquidation are allowed but subject to special procedures under the relevant laws and rules. Any dividend payment will be subject to the decision of the board of directors and subject to foreign exchange rules governing such repatriation. Any liquidation is subject to the relevant government agency’s approval and supervision as well as the foreign exchange control. This may generate additional risk for our investors in case of dividend payment and liquidation.

It may be difficult to affect service of process and enforcement of legal judgments upon our company and our officers and directors because they reside outside the United States.

As our operations are presently based in the PRC and our director and officer resides in the PRC, service of process on our company and such director and officer may be difficult to effect within the United States. Also, our main assets are located in the PRC and any judgment obtained in the United States against us may not be enforceable outside the United States.

PRC SAFE Regulations regarding offshore financing activities by PRC residents have undertaken continuous changes which may increase the administrative burden we face and create regulatory uncertainties that could adversely affect our business.

Recent regulations promulgated by SAFE, regarding offshore financing activities by PRC residents have undergone a number of changes which may increase the administrative burden we face. The failure by our stockholders and affiliates who are PRC residents, including Dengfu Xu and Luping Pan, to make any required applications and filings pursuant to such regulations may prevent us from being able to distribute profits and could expose us and our PRC resident stockholders to liability under PRC law.

In 2005, SAFE promulgated regulations in the form of public notices, which require registrations with, and approval from, SAFE on direct or indirect offshore investment activities by PRC resident individuals. The SAFE regulations require that if an offshore company directly or indirectly formed by or controlled by PRC resident individuals, known as “SPC,” intends to acquire a PRC company, such acquisition will be subject to strict examination by the SAFE. Without registration, the PRC entity cannot remit any of its profits out of the PRC as dividends or otherwise. This could have a material adverse effect on us given that we expect to be a publicly listed company in the U.S.

Due to various restrictions under PRC laws on the distribution of dividends by our PRC Operating Companies, we may not be able to pay dividends to our stockholders.

The Wholly-Foreign Owned Enterprise Law (1986), as amended and The Wholly-Foreign Owned Enterprise Law Implementing Rules (1990), as amended and the Company Law of the PRC (2006) contain the principal regulations governing dividend distributions by wholly foreign owned enterprises. Under these regulations, wholly foreign owned enterprises may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. Additionally, such companies are required to set aside a certain amount of their accumulated profits each year, if any, to fund certain reserve funds. These reserves are not distributable as cash dividends except in the event of liquidation and cannot be used for working capital purposes. The PRC government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of the PRC. We may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency for the payment of dividends from the Company’s profits.

Furthermore, if our subsidiaries in China incur debt on their own in the future, the instruments governing the debt may restrict its ability to pay dividends or make other payments. If we or our subsidiaries are unable to receive all of the revenues from our operations through these contractual or dividend arrangements, we may be unable to pay dividends on our common stock.

The Chinese government exerts substantial influence over the manner in which we must conduct our business activities.

We are dependent on our relationship with the local government in the province in which we operate our business. Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, environmental regulations, land use rights, property and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties.

Future inflation in China may inhibit our ability to conduct business in China. In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation. Rapid economic growth can lead to growth in the money supply and rising inflation. If prices for our products rise at a rate that is insufficient to compensate for the rise in the costs of supplies, it may have an adverse effect on profitability. These factors have led to the adoption by Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. High inflation may in the future cause Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products.

If our land use rights are revoked, we would have no operational capabilities.

Under Chinese law land is owned by the state or rural collective economic organizations. The state issues to tenants the rights to use property. Use rights can be revoked and the tenants forced to vacate at any time when redevelopment of the land is in the public interest. The public interest rationale is interpreted quite broadly and the process of land appropriation may be less than transparent. Each of our operating subsidiaries rely on these land use rights as the cornerstone of their operations, and the loss of such rights would have a material adverse effect on our company.

Risks Relating to Our Securities

In order to raise sufficient funds to expand our operations, we may have to issue additional securities at prices which may result in substantial dilution to our shareholders.

If we raise additional funds through the sale of equity or convertible debt, our current stockholders’ percentage ownership will be reduced. In addition, these transactions may dilute the value of our securities outstanding. We may have to issue securities that may have rights, preferences and privileges senior to our common stock. We cannot provide assurance that we will be able to raise additional funds on terms acceptable to us, if at all. If future financing is not available or is not available on acceptable terms, we may not be able to fund our future needs, which would have a material adverse effect on our business plans, prospects, results of operations and financial condition.

We are not likely to pay cash dividends in the foreseeable future.

We currently intend to retain any future earnings for use in the operation and expansion of our business. Accordingly, we do not expect to pay any cash dividends in the foreseeable future, but will review this policy as circumstances dictate. Should we determine to pay dividends in the future, our ability to do so will depend upon the receipt of dividends or other payments from our PRC operating subsidiary may, from time to time, be subject to restrictions on its ability to make distributions to us, including restrictions on the conversion of RMB into U.S. dollars or other hard currency and other regulatory restrictions.

We may be subject to the penny stock rules which will make our securities more difficult to sell.

If we are able to obtain a listing of our securities on a national securities exchange, we may be subject in the future to the SEC’s “penny stock” rules if our securities sell below $5.00 per share. Penny stocks generally are equity securities with a price of less than $5.00. The penny stock rules require broker-dealers to deliver a standardized risk disclosure document prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to completing the transaction and must be given to the customer in writing before or with the customer’s confirmation.

In addition, the penny stock rules require that prior to a transaction, the broker dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. The penny stock rules are burdensome and may reduce purchases of any offerings and reduce the trading activity for our securities. As long as our securities are subject to the penny stock rules, the holders of such securities may find it more difficult to sell their securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 29, 2010, we issued 5,623,578 shares of common stock to individuals and entities as designated by the SCLI shareholders in exchange for 100% of the outstanding shares of SCLI pursuant to the Exchange Agreement dated March 29, 2010.  Such securities were not registered under the Securities Act.  These securities qualified for exemption under Section 4(2) of the Securities Act since the issuance securities by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of securities offered. We did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, these shareholders had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

From March 29, 2010 to May 6, 2010, we issued to certain investors a total of 1,518,993 shares of common stock and four-year Investor Warrants to purchase an aggregate of 759,497 shares of common stock of the Company, at an exercise price of $5.50 per share pursuant to the Subscription Agreement by and between the Company and such investors.  Such securities were not registered under the Securities Act. The issuance of these securities was exempt from registration under Regulation D, Regulation S and Section 4(2) of the Securities Act. We made this determination based on the representations of Investors, which included, in pertinent part, that such shareholders were either (a) “accredited investors” within the meaning of Rule 501 of Regulation D promulgated under the Securities Act, or (b) not a “U.S. person” as that term is defined in Rule 902(k) of Regulation S under the Act, and that such shareholders were acquiring our common stock, for investment purposes for their own respective accounts and not as nominees or agents, and not with a view to the resale or distribution thereof, and that the shareholders understood that the shares of our common stock may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom.

In connection with the abovementioned financing, from March 29, 2010 to May 6 2010, we issued to the Placement Agents four-year Agent Warrants to purchase a total of 92,564 shares of common stock at an exercise price of $5.50 per share. Such securities were not registered under the Securities Act. The issuance of these securities was exempt from registration under Section 4(2) of the Securities Act. We made this determination based on the representations of the Placement Agents, which included, in pertinent part, that each of the Placement Agents were an “accredited investors” within the meaning of Rule 501 of Regulation D promulgated under the Securities Act and that each of the Placement Agents was acquiring our common stock for investment purposes for its own respective accounts and not as nominees or agents, and not with a view to the resale or distribution thereof, and that each of the Placement Agents understood that the our common stock may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom.

In instances described above where we issued securities in reliance upon Regulation D, we relied upon Rule 506 of Regulation D of the Securities Act. These stockholders who received the securities in such instances made representations that (a) the stockholder is acquiring the securities for his, her or its own account for investment and not for the account of any other person and not with a view to or for distribution, assignment or resale in connection with any distribution within the meaning of the Securities Act, (b) the stockholder agrees not to sell or otherwise transfer the purchased shares unless they are registered under the Securities Act and any applicable state securities laws, or an exemption or exemptions from such registration are available, (c) the stockholder has knowledge and experience in financial and business matters such that he, she or it is capable of evaluating the merits and risks of an investment in us, (d) the stockholder had access to all of our documents, records, and books pertaining to the investment and was provided the opportunity to ask questions and receive answers regarding the terms and conditions of the offering and to obtain any additional information which we possessed or were able to acquire without unreasonable effort and expense, and (e) the stockholder has no need for the liquidity in its investment in us and could afford the complete loss of such investment. Management made the determination that the investors in instances where we relied on Regulation D are Accredited Investors (as defined in Regulation D) based upon management’s inquiry into their sophistication and net worth. In addition, there was no general solicitation or advertising for securities issued in reliance upon Regulation D.

In instances described above where we indicate that we relied upon Section 4(2) of the Securities Act in issuing securities, our reliance was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there were only a limited number of offerees; (c) there were no subsequent or contemporaneous public offerings of the securities by us; (d) the securities were not broken down into smaller denominations; and (e) the negotiations for the sale of the stock took place directly between the offeree and us.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Chief Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

* filed herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXPEDITE 4, INC.

Date: May 14, 2010	By:	/s/ Luping Pan
Luping Pan President, Chief Executive Officer, Secretary and Director

Date: May 14, 2010	By:	/s/ Shu Kaneko
Shu Kaneko
Chief Financial Officer, Principal Accounting Officer and Director