Form 10-Q
period 2010-06-30
SOUTHERN CHINA LIVESTOCK, INC.
filed 2010-08-16
CIK 1415599

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

Southern China Livestock, Inc.
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 16, 2010: 7,144,071 shares of common stock.

SOUTHERN CHINA LIVESTOCK, INC.
(formerly Expedite 4, Inc.)

FORM 10-Q

June 30, 2010

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Result of Operations	9
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12
Item 4.	Controls and Procedures	13

PART II-- OTHER INFORMATION

Item 6.	Exhibits	14

SIGNATURE

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SOUTHERN CHINA LIVESTOCK, INC. (Formerly Expedite 4, Inc.)
Condensed Consolidated Balance Sheets (Unaudited)
(Expressed In U.S. Dollars)

	June 30, 2010 (Unaudited)	September 30, 2009 (Audited)

ASSETS
Current Assets:
Cash	$2,469,690	$1,201,160
Accounts receivables, net	-	74,926
Advance to suppliers	1,899,800	-
Prepaid expense and other receivable	79,430	-
Amounts due from stockholders	-	-
Inventories	5,458,861	5,422,516

Total current assets	9,907,781	6,698,602

Property and equipment, net	9,256,597	6,782,053
Construction in progress	2,300,713	269,220
Biological assets, net	1,527,509	747,969

Total assets	22,992,600	14,497,844

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	1,437,321	577,891
Accrued expenses and other current liabilities	52,919	47,084
Amounts due to stockholders	131,448	2,303,270

Total current liabilities	1,621,688	2,928,245

Commitments and contingencies		-

Equity:
Common stock($.001 par value; 7,144,071 shares authorized
shares issued and outstanding as of June 30, 2010 and
10,000,000 shares issued and outstanding as of September 30, 2009)	7,144	10,000
Warrants	2,020,261	-
Additional paid in capital	6,468,413	2,701,959
Appropriation of retained earnings(reserves)	2,563,401	2,563,401
Accumulated other comprehensive income	2,273,036	2,184,852
Non-controlling interest	219,178	135,920
Retained earnings	7,819,479	3,973,467

Total equity	21,370,912	11,569,599

Total liabilities and equity	$22,992,600	$14,497,844

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SOUTHERN CHINA LIVESTOCK, INC. (Formerly Expedite 4, Inc.)
 Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)
(Expressed In U.S. Dollars)

	Three months ended June 30,		Nine months ended June 30,
	2010	2009	2010	2009

Sales	$8,347,700	7,223,473	$27,744,480	24,477,903
Cost of sales	7,261,947	6,444,995	23,612,296	19,704,153

Gross profit	1,085,753	778,478	4,132,184	4,773,750

Operating expenses:
Selling expenses	-	(4,106)	(6,520)	(17,029)
General and administrative expenses	(363,333)	(86,790)	(564,115)	(375,366)

Income from operations	722,420	687,582	3,561,549	4,381,355

Government subsidies	-	-	382,117	362,493
Other income	(75,186)	24,811	(14,367)	107,700

Profit before income taxes	647,234	712,393	3,929,299	4,851,548

Income taxes (note 6)	-	-	-	-

Net income	647,234	712,393	3,929,299	4,851,548
Less: net income attributable to the non-controlling interest	17,016	14,243	83,287	96,991
Net income attributable to common shareholders	630,218	698,150	3,846,012	4,754,557

Other comprehensive income(loss)	83,055	4,767	88,184	(35,691)

Total comprehensive income	$713,273	702,917	$3,934,196	4,718,866

Earnings per share attributable to common shareholders:
Basic	$0.09	0.12	0.63	0.85
Diluted	$0.09	0.12	0.63	0.85

Weighted average common shares outstanding:
Basic	6,912,315	5,623,578	6,064,360	5,623,578
Diluted	6,912,315	5,623,578	6,064,360	5,623,578

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SOUTHERN CHINA LIVESTOCK, INC. (Formerly Expedite 4, Inc.)
Consolidated Statements of Cash Flows (Unaudited)
(Expressed In U.S. Dollars)

	Nine months ended June 30,
	2010	2009

Cash flows from operating activities:
Net income	$3,929,299	4,851,548
Adjustments for
Depreciation and amortization	1,129,562	956,709
Gain on disposal of plant and equipment	-	(439)
Gain on disposal of biological assets	(152,194)	(101,332)
Changes in operating assets and liabilities:
Accounts receivable	74,990	(2,209)
Advance to suppliers	(1,893,102)	-
Prepaid expense other receivable	(79,430)	-
Amount due from stockholders	-	-
Inventories	(5,895)	564,022
Accounts payable	852,135	7,698
Accrued expenses and other liabilities	5,575	31,647
Net cash provided by operating activities	3,860,940	6,307,644

Cash flows from investing activities:
Purchase of property and equipment	(3,115,592)	-
Purchase of biological assets	(1,238,865)	(318,225)
Proceeds from disposal of biological assets	180,456	120,984
Net cash used in investing activities	(4,174,001)	(197,241)

Cash flows from financing activities:
Capital injection		20,000
Proceeds from issue common shares	5,783,859
Repayment of loans from stockholders	(4,195,201)	(6,358,493)
Dividend paid		(1,701,502)
Net cash provided by (used in) financing activities	1,588,658	(8,039,995)

Net increase (decrease) in cash	1,275,597	(1,929,592)
Effect of foreign exchange rate changes	(7,067)	(52,179)

Cash, beginning of period	1,201,160	3,551,320
Cash, end of period	$2,469,690	1,569,549
Supplementary cash flow disclosure:
Interest paid	-	-
Taxes paid	-	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SOUTHERN CHINA LIVESTOCK, INC. (Formerly Expedite 4, Inc.)
Notes To Condensed Consolidated Financial Statements (Unaudited)
(Expressed In U.S. Dollars)

.
NOTE 1 ---ORGANIZATION AND PRINCIPAL ACTIVITIES

Southern China Livestock, Inc. (the Company), was incorporated in the state of Delaware as of September 27, 2007 under the name Expedite 4, Inc. with the objective of acquiring an operating company under a reverse merger on an agreement.   The Company’s corporate name was changed to Southern China Livestock, Inc. on July 9, 2010.

On June 9, 2010, the Company incorporated Jiangxi Southern China Livestock Technology Limited as a wholly owned foreign enterprise under the laws of the PRC.

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

Details of the Company’s subsidiaries as of June 30, 2010 were as follows:
		Date of	Beneficial
	Place of	incorporation or	ownership
Company name	incorporation	establishment	interest

Southern China Livestock International Inc.	U.S.	July 28,2009	100%
Mayson International Services Limited	BVI	July 25,2008	100%
Mayson Enterprises Services Limited	BVI	July 25,2008	100%
Mayson Holdings Limited	Hong Kong, PRC	July 14, 2008	100%
Beijing Huaxin Tianying Livestock Technology Co., Ltd	Beijing, PRC	September 9, 2008	100%
Jiangxi Yingtan Huaxin Livestock Co., Ltd	Jiangxi, PRC	April 8, 2005	99%
Yujiang Fengyuan Livestock Co., Ltd	Jiangxi, PRC	August 4, 2003	98.01%
Yingtan Yujiang Zhongtong Swine Co., Ltd	Jiangxi, PRC	October 27, 2003	98.01%
Yujiang Xianyue Livestock Feeds Co., Ltd	Jiangxi, PRC	August 16, 2001	98.01%
Jiangxi Yingtan Fuxin Development and Trade Co., Ltd	Jiangxi, PRC	March 31, 1999	98.01%
Yingtan Livestock Feeds Development Co., Ltd	Jiangxi, PRC	December 29, 1995	98.01%
Yujiang Xiangying Swine Co., Ltd	Jiangxi, PRC	January 11, 2001	98.01%
Yujiang Decheng Livestock Co., Ltd	Jiangxi, PRC	October 27, 2003	98.01%
Jiangxi Southern China Livestock Technology Limited	Jiangxi, PRC	June 9, 2010	100%

On July 25, 2008, Mayson International Services Limited (“Mayson International”) was incorporated in the British Virgin Islands (“ BVI ”) as a limited liability which held 100% equity interest by SCLI. On the same day Mayson Enterprises Services Limited (“Mayson Enterprises”) was incorporated in the British Virgin Islands (“ BVI ”) as the wholly owned subsidiary of Mayson International.

Mayson Holdings Limited (“Mayson Holdings”) was incorporated on July 14, 2008 under the laws of Hong Kong Special Administrative Region of the PRC as the wholly owned subsidiary of Mayson Enterprises. Beijing Huaxin Tianying Livestock Technology Co., Ltd (“Beijing Huaxin”) was incorporated on September 9, 2008 as a limited liability company under the PRC laws. Beijing Huaxin is a wholly foreign-owned enterprise under the PRC laws, with its 100% equity interests being held by Mayson Holdings.

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

NOTE 3 --- NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying interim unaudited consolidated financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of all recurring accruals) considered necessary for fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year ended September 30, 2010. Interim unaudited consolidated financial statements should be read in conjunction with the Company’s annual audited financial statements. The consolidated balance sheet as of September 30, 2009 is derived from the Company’s annual audited financial statements.

NOTE 4 --- USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant accounting estimates reflected in the Company’s financial statements include collectability of account receivable, value of live hogs, useful lives and impairment of property and equipment. Actual results when ultimately realized could differ from those estimates and the differences could be material.

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

Inventories on June 30, 2010 and September 30, 2009 consisted of the following:

	June 30, 2010	September 30, 2009

Raw materials	$202,541	$187,593
Live hogs	5,256,320	5,234,923

	$5,458,861	$5,422,516

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

NOTE 7 --- COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

The Company leases land (in which the company’s building are locked) office space, employee living space, and certain pigsties under non-cancelable operating leases.  Future minimum rental commitments for the next five years are as follows:

2010	$7,062
2011	14,123
2012	14,123
2013	14,123
2014	14,123
2015 and then after	300,147

Total	$363,701

CAPITAL COMMITMENTS

As of June 30, 2010, capital commitments for the purchase of long-term assets are as follows:

Property and equipment,	$1,413,000
Land use right	600,000
Biological assets and livestock	2,025,096

Total	$4,038,096

LEGAL PROCEEDINGS
The Company is not currently a party to, nor are we aware of, any legal proceeding, investigation or claim which, in the opinion of our management, is likely to have a material adverse effect on our business, financial condition or results of operations. The Company did not record any legal contingencies as of June 30, 2010.

CONTINGENT LIABILITY
The Companies declared dividends to its stockholders in the amount of $13,064,075 and $8,897,167 for the years ended September 30, 2009 and 2008, respectively. According to the Income Tax Laws in PRC, the Company is required to withhold income tax of 20% on the dividends paid to shareholders, which the Company failed to do. In the event that these taxes cannot be collected from the stockholders, the Company may be liable to pay the unpaid amount of approximately $4.4 million and late payment penalty may be levied in an amount ranging from 50% to maximum 5 times the taxes owing. The Company believes that the likelihood of the taxes and penalties being levied against the company is remote as of the date hereof. In the event that the taxing authorities assess the company for these amounts, they will be recorded as appropriate, depending on whether the these can be recovered from the stockholders or not.

NOTE 8 ---SHAREHOLDERS’ EQUITY
Pursuant to a Subscription Agreement between the Company and certain investors named in the Subscription Agreement, at closings held on March 29, 2010, March 31, 2010, April 30, 2010 and May 6, 2010, the Company completed the sale of 759,496.5 investment units (“the Units”) for gross of $7,594,965 (net $5,783,859), each Unit consisting of two common shares and four-year warrants to purchase one common share of the Company, at an exercise price of $5.50 per share.

The warrants have a term of four years and provide for a cashless exercise, commencing twelve months after issuance if the underlying shares are not registered under the Securities Act of 1933, as amended (the “Securities Act.”)

In connection with the private placement, the Company agreed to file a registration statement under the Securities Act covering the common shares issued in the private placement within 45 days after the final closing and use its best efforts to have the registration statement declared effective within 180 days after the closing.  The registration statement is to cover, subject to limitations imposed by the Securities and Exchange Commission (the “Commission”), the common shares issued in the private placement and the common shares issuable upon exercise of the warrants. As of June 30, 2010, the fair value of the warrants was $2,020,261.

If a registration statement is not filed by the required date, the Company is to issue shall issue to each investor a number of shares of common stock equal to 1% of the common shares purchased by such investor in the private placement, per calendar month (pro rata for any period less than a calendar month) until such event is cured, up to a maximum of 5% of the common shares purchased by the investors in the private placement.

If (i) the registration statement is not declared effective by the required dates, (ii) the Company fails to file with the Commission a request for acceleration within five business days of the date that the Company is notified by the Commission that a registration statement will not be “reviewed,” or not subject to further review, (iii) any registration statement is filed with and declared effective by the Commission but thereafter ceases to be effective, or (iv) within one (1) year from the date the Company’s common stock is initially listed on a senior exchange, trading in the common stock is suspended or if the common stock is no longer quoted on or is delisted from a senior exchange (or other principal exchange on which the common stock is listed or traded) for any reason for more than five business days in the aggregate, the Company shall pay to the investors, on a pro rata basis, partial liquidated damages of 1% of the aggregate purchase price paid by each investor for each calendar month (pro rata for any period less than a calendar month) during the period of such failure, up to a maximum of 5% of the purchase price paid by each such investor.

NOTE 9 ---SUBSEQUENT EVENT

On June 25, 2010, Yujiang Finance Bureau announced that it will grant a subsidy of $1,016,243 to the Company’s subsidiaries that operate businesses in PRC.  As of August 16, 2010, the Company’s subsidiaries received $488,151 of this grant amount.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

The following discussion and analysis of the results of operations and financial condition for the three and nine months ended June 30, 2010 and 2009 should be read in conjunction with our financial statements, and the notes to those financial statements that are included elsewhere in this Form 10-Q.

This quarterly report contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this report. Additionally, statements concerning future matters are forward-looking statements.  Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risks Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our current report on Form 8-K which we filed with the SEC on April 1, 2010, , in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q and in other reports that we file with the SEC.   You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.  The forward-looking statements include, among other things, statements relating to:

●	our expectations regarding the market for our products;

●	our expectations regarding the continued growth of the hog breeding industry in the PRC;

●	our ability to retain our existing customers, particularly our largest customer which accounts for more than 95% of our revenues, and to develop a new customer base for our pigs;

●	our ability to purchase additional pigs on reasonable terms;

●	our ability to implement and operate profitably our proposed fertilizer business;

●	our ability to price our pigs competitively and obtain feed at a price which enables us to sell our pigs profitably;

●	the absence of any material diseases affecting our pigs or the pig industry in general.

We file reports with the SEC. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us. You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, except as required by law. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this quarterly report, which are designed to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

COMPANY OVERVIEW

Through our subsidiaries, we engage in the business of breeding and raising commercial hogs in the PRC. We believe that we are the largest breeder in Jiangxi province in China. We own 24 hog farms with a total of approximately 115,000 breeding sows and hogs .  These farms are located in Jiangxi provinces. We sell live hogs in one of China’s wealthiest regions, Guangdong province, which has China’s highest hog prices as well as deep pork consuming cultures and is considered one of China’s wealthiest regions.

China is the world’s largest market for hog production with approximately 600 million hogs produced annually. More than 1.2 billion Chinese consume pork as their primary source of meat, and 65% of all meat consumed in the PRC is pork. Chinese consumers consume more pork each year than the rest of the world combined. Pork production in China is a key political, social and security issue for consumers. The PRC government supports hog producers with preferred tax status and subsidies, insurance, vaccines and land use grants and supported pig farmers in 2009 with a program to maintain prices by purchasing frozen pork products.

Our business is primarily affected by the cost of feed and the market for and the selling price of live hogs.  For the nine months ended June 30, 2010 and the years ended September 30, 2009 and 2008, more than 98% of our sales were made to three companies.  We presently sell more than 95% of our pigs to one customer pursuant to a contract which provides for us to sell the customer 200,000 hogs per year.  Since our present capacity is 200,000 hogs, we will sell substantially all of our hogs to this customer.  The loss or significant reduction in orders from this customer would have a significant impact on our ability to remain profitable.  We are significantly increasing our inventory of hogs as well as breeding sows in anticipation of being able to significantly increase our sales.  However, we can give no assurance that our existing customers will purchase these pigs or that we will be able to expand our customer base.  During 2009, pig farmers in China suffered from a reduced demand for pigs and pork products which resulted in a significant decline in the sales prices for pigs.  Although government intervention helped to reduce the price drop, we cannot assure you that the government will not step in to prevent declines in the price of pigs in the future.

We purchase most of our feed, which is our largest expense, from one supplier.  If we are not able to purchase from this supplier, which could result from disease or other problems affected the supplier’s corn or changes in market conditions, we may have difficulty in purchasing feed at a reasonable cost.  Since our sales prices are based on market price, we may not be able to increase our price for pigs to cover any increase in the cost of feed.

Although the government of the PRC has broad powers to adopt price controls, it has not sought to apply price controls to either the sale or pigs or the sale of corn or other feed grains.  If price controls are adopted, our revenue would be affected, and, if price controls are placed on the sale of pigs and not the sale of feed, we would not be able to increase our sales prices to cover increases in the cost of feed.  If price controls are imposed on both the sale of pigs and the sale of feed, the government could effective determine our gross margin.

During the third and fourth quarters of the current fiscal year, which ends on September 30, 2010, through August 16, 2010, we entered into agreements with several pig farmers pursuant to which we purchased a total of 2,200 breeding sows and 21,000 hogs. These agreements typically provided for the payment of the purchase price in installments.  The total purchase price for these pigs was $4.9 million, of which $1.95 million has been paid and the balance of $2.95 million is due in installment at various times prior to July 31, 2011.  In connection with the purchase of the pigs for inventory, we also acquired land use rights and certain other assets.  The total purchase price for these other assets was $1.1 million, of which $330,000 has been paid and the balance of $770,000 is due in installment at various times prior to July 31, 2011.

We believe a natural area for growth is in the organic fertilizer business.  Organic fertilizers made from livestock manure are commonly used in China.  It is an environmentally friendly product and exempted from all tax with the current selling price around $117-$132 per ton.  We anticipate using the proceeds from our proposed public offering, for which we have filed a registration statement to begin development of the organic fertilizer line of business.  We plan to spend $2 million to build an organic fertilizer line by or during the fourth quarter of calendar 2010, which is the first quarter of our fiscal year ended September 30, 2011.  This organic fertilizer product will be primarily made of pig waste. We believe that it will take about two to three months to build such production line.  We believe that our fertilize business will become operational in April 2011 and we will be able to generate revenues from the new business in April 2011. Since we plan to use a portion of the the proceeds of our proposed public offering to finance the organic fertilizer business, any delay the timing of our proposed public offering or any change in the proposed terms of the offering would affect both the timing of the commencement of our efforts to develop the organic fertilizer business and our ability to develop this business. Further,, we do not have experience in the fertilizer business which is different from the raising and selling of pigs.  We cannot assure you that our cost or time estimate will be accurate, and it may take longer to establish a production facility and the costs may be greater than the $2 million which we have allocated from the proposed public offering to the project.  To the extent that our costs exceed $2 million, we believe that our cash flow from operations can satisfy any additional cash requirements.  Further, since our management does not have experience in the fertilizer business, unless we are able to hire qualified personnel to manage the fertilizer business, we may not be able to generate a profit from this business. We cannot assure you that we will be able to complete a public offering of our securities and the failure to complete a public offering would affect our ability to enter into the organic fertilizer business.

Reverse Acquisition

On March 29, 2010, we acquired Southern China Livestock International, Inc. in a reverse acquisition transaction, which involved a financing transaction and a share exchange transaction. In accordance with the exchange agreement, by and among us, SCLI, and the shareholders of SCLI, we acquired 100% of the issued and outstanding shares of SCLI in exchange for 5,623,578 shares or 99.97% of our common stock issued and outstanding after the closing of the share exchange transaction, thereby making SCLI our wholly owned subsidiary. Pursuant to the terms of the exchange agreement, our then sole shareholder, cancelled a total of 98,500 shares of our common stock. Further, the prior officer and director of the Company resigned and new officers and directs were appointed.

In the related financing transaction, on March 29, 2010, March 31, 2010, April 30, 2010 and May 6, 2010, we completed a private placement of investment units for a total of $7,594,965.  The purchase price of each unit was $10.00.  Each unit consisted of two shares of common stock and four-year warrants to purchase one share of our common stock at an exercise price of $5.50 per share . We issued a total of 1,518,993 shares of common stock and warrants to purchase a total of 759,497 shares of common stock in this financing. Rodman & Renshaw, LLC acted as the lead placement agent and Newbridge Securities Corporation acted as the co-placement agent in connection with the financing transaction. For the placement agent services, we paid a cash commission equal to 6.5% of the aggregate gross proceeds of the Units sold , for a total of $493,763, and we issued four-year warrants  to purchase 92,564 shares of common stock, exercisable at any time at an exercise price equal to $5.50 per share.  The warrants issued to the placement agents have registration rights identical to the registration rights afforded to the investors in the private placement.  Upon exercise of any of the warrants issued to the investors, we agreed to pay the placement agents a cash fee equal to 8% of the warrant exercise price. We further agreed to indemnify the placement agents against certain liabilities, including liabilities under the Securities Act.  We paid for the out-of-pocket expenses of $40,000 incurred by the placement agents.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2010 and June 30, 2009

 The following table sets forth a summary of certain key components of our results of operations for periods indicated in dollars and as a percentage of revenues.

	For the Three Months Ended June 30,
	2010		2009			Change in %
Net revenue	$8,347,700	100%	$	7,223,473	100%	15.6%
Cost of revenue	$7,261,947	87.0%	$	6,444,995	89.2%	12.7%
Gross profit	$1,085,753	13.0%	$	778,478	10.8%	39.5%
Operating expenses	$363,333	4.4%	$	90,896	1.3%	299.7%
Income from operations	$722,420	8.7%	$	687,582	9.5%	5.1%
Income before income tax provision	$647,234	7.8%	$	712,393	9.9%	(9.1)%
Income tax provision	$-	-	$	-	-	N/A
Net income before non-controlling interest	$647,234	7.8%	$	712,393	9.9%	(9.1)%
Net income attributable to common shareholders.	$630,218	7.5%	$	698,150	9.7%	(9.7)%

Net Revenue

For the three months ended June 30, 2010, our net revenue increased 15.6% to $8,347,700 from $7,223,473 for the three months ended June 30, 2009. During the three months ended June 30, 2010, we sold hogs weighing at total of 4,719,000 kilograms, representing a decrease of 1.3% from 4,781,000 kilograms for the comparable period in 2009. The average unit selling price increased 16.4% from $1.52 to $1.77 per kilogram.  The average unit selling price during the 2009 quarter reflected the effects of higher competition in the hog market resulting from a decline in demand and an oversupply of hogs.  The price increased in the 2010 quarter reflecting an overall improvement in the market for hogs.

Cost of Revenue

Our cost of revenue consists primarily of the fodder expense, and we have limited influence on such cost. The price of fodder is determined solely by suppliers and generally reflects the price of grain. We will seek to obtain more beneficial pricing from our suppliers by offering to increase our purchases from this supplier.  We cannot assure you that we will be able to get more beneficial pricing terms or that we will not become more dependent upon a single supplier. The cost of revenue increased by 12.7% from $6,444,995 for the three months ended June 30, 2009 to $7,261,947 for the three months ended June 30, 2010. The average unit cost increased 14.1% from $1.35 to $1.54 per kilogram.

Operating Expense

Operating expense includes overhead expenses such as rent, management and staff salaries, professional service fee, general insurance, marketing and offices expenses. Operating expenses increased 299.7% from $90,896 for the three months ended June 30, 2009 to $363,333 for the three months ended June 30, 2010, because during the three months ended June 30, 2010, we incurred significant expenses  associated with our public reporting requirement, including provide a competitive remuneration package to attract and retain qualified personnel and obtain professional service from attorneys and accountants. Since, we had no obligations as a public company prior to the reverse acquisition in March 29, 2010, we did not have any comparable expenses prior to that date

Income tax provision and government subsidies

The business of agricultural breeding of livestock is exempt from Enterprise Income Tax (EIT) and Value Added Tax (“VAT”).   We recorded subsidy income when received from the government and the amount of subsidy depends on the government incentive policy.

Net Income Attributable to Common Shareholders

As a result of the foregoing, our net income attributable to common shareholders decreased from $698,000, or  $0.09 per share (basic and diluted) for the quarter ended June 30, 2009 to $630,000, or $0.12  per share (basic and diluted) for the June 2010 quarter.

Nine Months Ended June 30, 2010 and June 30, 2009

The following table sets forth a summary of certain key components of our results of operations for periods indicated in dollars and as a percentage of revenues.
	For The Nine Months Ended June 30,
	2010		2009			Change in %
Net revenue	$27,744,480	100%	$	24,477,903	100%	13.3%
Cost of revenue	$23,612,296	85.1%	$	19,704,153	80.5%	19.8%
Gross profit	$4,132,184	14.9%	$	4,773,750	19.5%	(13.4)%
Operating expenses	$570,635	2.1%	$	392,395	1.6%	45.4)%
Income from operations	$3,561,549	12.8%	$	4,381,355	17.9%	(18.7)%
Government subsidies	$382,117	1.4%	$	362,493	1.5%	5.4%
Income before income tax provision	$3,929,299	14.2%	$	4,851,548	19.8%	(19.0)%
Income tax provision	$-	-	$	-	-
Net income before non-controlling interest	$3,929,299	14.2%	$	4,851,548	19.8%	(19.0)%
Net income attributable to common shareholders	$3,846,012	13.9%	$	4,754,557	19.4%	(19.1)%

Net Revenue

For the nine months ended June 30, 2009, our net revenue increased 13.3% to $27,744,480 from $24,477,903 for the nine months ended June 30, 2009. During the nine months ended June 30, 2010, we sold hogs weighing approximately 15,713,000 kilograms, representing an increase of 10.8% from approximately14,186,000 kilograms for the comparable period in 2009. The average unit selling price increased 2.3% from $1.73to $1.77 per kilogram .  The average unit selling price during the 2009 period reflected the effects of higher competition in the hog market resulting from a decline in demand and an oversupply of hogs.  The price increased in the 2010 period reflecting an overall improvement in the market for hogs..

Cost of Revenue

Our cost of revenue consists primarily of the fodder expense, and we have limited influence on such cost. The price of fodder is determined solely by suppliers and generally reflects the price of grain. We will seek to obtain more beneficial pricing from our suppliers by offering to increase our purchases from this supplier.  We cannot assure you that we will be able to get more beneficial pricing terms or that we will not become more dependent upon a single supplier. The cost of revenue increased by 19.8% from $19,704,153 for the nine months ended June 30, 2009 to $23,612,296 for the nine months ended June 30, 2010. The average unit cost increased 7.9% from RMB1.40 to $1.51 per kilogram.

Operating Expense

Operating expense includes overhead expenses such as rent, management and staff salaries, general insurance, marketing and offices expenses. Operating expenses increased 45.4% from $392,395 to $570,635. Because during the nine months ended June 30, 2010, we incurred significant expenses associated with our public reporting requirement, including provide a competitive remuneration package to attract and retain qualified personnel and obtain professional service from attorneys and accountants . However, we had no obligations as a public company prior to the reverse acquisition in March 29, 2010, we did not have any such expenses prior to that date.

Income tax provision and government subsidies

The business of agricultural breeding of livestock is exempt from Enterprise Income Tax (EIT) and Value Added Tax (“VAT”). With the effort from the government support on hog producers during recent year, the government subsidies increased to $382,117 from $362,493 for the same period in 2009

Net Income Attributable to Common Shareholders

As a result of the foregoing, our net income attributable to common shareholders decreased from $4,755,000, or  $0.85 per share (basic and diluted) for the nine months ended June 30, 2009 to $3,846,000, or $0.63 per share (basic and diluted) for the comparable period of 2010.

LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth the summary of our cash flows for the nine months ended June 30, 2010 and 2009.

	Nine Months Ended June 30,
	2010	2009

Net cash provided by operating activities	$3,860,940	$6,307,644
Net cash used in investing activities	$(4,174,001)	$(197,241)
Net cash provided by (used in)for financing activities	$1,588,658	$(8,039,995)
Effect of exchange rate changes on cash	$(7,067)	$(52,179)
Cash and cash equivalents at beginning of period	$1,201,160	$3,551,320
Cash and cash equivalents at end of period	$2,469,690	$1,569,549

Operating Activities

During the nine months ended June 30, 2010, net cash provided by operating activities was $3,860,940, as compared to net cash provided by operating activities of $6,307,644 in the nine months ended June 30, 2009.  This decrease was a result of several reasons, including a decrease of net income from $4,851,548 for the nine months ended June, 2009 to $3,929,299 in the comparable period in 2010, an increase of advance to suppliers of $1,893,102.

Investing Activities

During the nine months ended June, 2010, net cash used in investing activities was $4,174,001, as compared to $197,241of net cash used by investing activities for the comparable period in 2009. The increase was primarily due to an increase in the amount of purchase of biological assets from $318,225 to $1,238,865 and purchase of property and equipment from $0 to $3,115,592.  The biological assets are the breeding sows which we purchased.

Financing Activities

During the nine months ended June 30, 2010, net cash provided by financing activities was $1,588,658, mainly due to net proceeds of $5,783,859 from sale of securities in a private placement and the $4,195,201 repayment of loan from stockholders. During the nine months ended June 30, 2009, net cash used in financing activities was $8,039,995, reflecting $6,358,493 in repayment of loans from stockholders and dividend payments of $1,701,502.

Our total cash and cash equivalents increased to $2,469,690 as of June 30, 2010, as compared to $1,569,549 as of June 30, 2009.

OFF-BALANCE SHEET ARRANGEMENTS

There were no off-balance sheet arrangements during the nine months ended June 30, 2010 that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

FOREIGN CURRENCY EXCHANGE RATE RISK

Substantially all of our operations are conducted in the PRC.  Our function currency is the United States dollar and the functional currency of our Chinese subsidiaries is the Chinese Renminbi (“RMB”). As a result, currently the effect of the fluctuations of RMB exchange rates only has a minimal impact on our business operations, but will be increasingly material as we introduce our products widely into new international markets. Substantially all of our revenues and expenses are denominated in RMB. However, we use the United States dollar for financial reporting purposes. For the nine months ended June 30, 2010, we had unrealized foreign currency translation gain of $216,083, because of the change in the exchange rate.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 3 is not required for smaller reporting companies.

Item 4.  Controls and Procedures

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

Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act.  Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”).   Under the direction of our chief executive officer and chief financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2009, management identified significant deficiencies related to a lack of segregation of duties within accounting functions  and a lack of adequate personnel who are familiar with United States GAAP. However, management believes that these deficiencies do not amount to a material weakness.  Therefore, our internal controls over financial reporting were effective as of December 31, 2009.

We became a reporting company in March 2010, and prior to that date we were a privately owned company with operations in China.  As a result, our books and records have been kept in accordance with PRC GAAP.  In connection with the reverse acquisition on March 29, 2010, we prepared our financial statements in accordance with United States GAAP.  Prior to March 29, 2010, At that time, our internal accounting staff was primarily engaged in ensuring compliance with PRC accounting and reporting requirements for our operating affiliates and was not required to meet or apply U.S. GAAP requirements.  As a result, with the exception of certain additional persons hired at the end of 2009 to address these deficiencies, including the hiring of our chief financial officer, our current internal accounting department responsible for financial reporting of the Company, on a consolidated basis, is relatively new to U.S. GAAP and the related internal control procedures required of U.S. public companies.  Although our accounting staff is professional and experienced in accounting requirements and procedures generally accepted in the PRC, management has determined that they require additional training and assistance in U.S. GAAP matters.  Management has determined that our internal audit function is also significantly deficient due to insufficient qualified resources to perform internal audit functions.

In order to address these deficiencies, we engaged outside consultants who are familiar with both PRC GAAP and US GAAP and who understand our business to work with our internal staff to perform the necessary services in order that our financial statements comply with US GAAP.

In order to correct the foregoing deficiencies, we have taken the following remediation measure.  Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, we are beginning to implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals. We are continuing to engage consultants to work with our staff and to train our staff in order that our staff will understand and maintain records in accordance with US GAAP and comply with Section 404.

We believe that the foregoing steps will remediate the significant deficiency identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

A material weakness (within the meaning of PCAOB Auditing Standard No. 5) is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company’s financial reporting.

Our management is not aware of any material weaknesses in our internal control over financial reporting, and nothing has come to the attention of management that causes them to believe that any material inaccuracies or errors exist in our financial statements as of December 31, 2009.  The reportable conditions and other areas of our internal control over financial reporting identified by us as needing improvement have not resulted in a material restatement of our financial statements. Nor are we aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement of omission in any report we have filed with or submitted to the Commission. Accordingly, we believe that our financial controls were effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the third quarter of the fiscal year ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive and Financial Officers of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN CHINA LIVESTOCK, INC.

Date: August 16, 2010	By:	/s/ Luping Pan
Luping Pan President and Chief Executive Officer

Date: August 16, 2010	By:	/s/ Shu Kaneko
Shu Kaneko
Chief Financial Officer and Principal Accounting Officer