Form 10-K
period 2010-09-30
SOUTHERN CHINA LIVESTOCK, INC.
filed 2010-12-23
CIK 1415599

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended September 30, 2010

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ___________ to ___________

Commission File No. 000-52867

SOUTHERN CHINA LIVESTOCK, INC.
(Name of small business issuer in its charter)

Delaware	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

88 Guihuayuan, Guanjingcheng
Yujiang, Yingtan City, Jiangxi Province 335200
People’s Republic of China
 (Address of principal executive offices)

+86 (701) 568-0890
(Registrant’s telephone number, including area code)

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT: None

SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:
Common Stock, Par Value $0.001 Per Share
(Title of Class)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☒

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

As of the last business day of the registrant’s most recently completed second fiscal quarter, there was no public trading market for our common stock.

As of December 23, 2010, there are 7,144,071 ordinary shares issued and outstanding.

Documents Incorporated by Reference:
None.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This annual report contains forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the factors described under Item 1 “Description of Business,” Item 1A “Risk Factors” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements include, among other things, statements relating to:

●	our expectations regarding the market for our products;

●	our expectations regarding the continued growth of the hog breeding industry in the PRC;

●	our ability to retain our existing customers and develop a new customer base for our pigs;

●	our ability to implement and operate profitably our proposed fertilizer business;

●	our ability to price our pigs competitively and obtain feed at a price which enables us to sell our pigs profitably;

●	our ability to expand our inventory of sows and hogs;

●	our ability to raise the financing required for the proposed expansion of our business and the development of our proposed fertilizer business; and

●	the absence of any material diseases affecting our pigs or the pig industry in general.

Forward-looking statements represent our estimates and assumptions only as of the date of this annual report. You should read this annual report and the documents that we reference in this annual report, or that we filed as exhibits to this annual report completely and with the understanding that our actual future results may be materially different from what we expect.

Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

OTHER PERTINENT INFORMATION

References in this annual report to “we,” “us,” “our” and the “Company” and words of like import refer to Southern China Livestock, Inc. and its subsidiaries.

References to China or the PRC refer to the People’s Republic of China.

Our business is conducted in China, using RMB, the currency of China, and our financial statements are presented in United States dollars.   In this annual report, we refer to assets, obligations, commitments and liabilities in our financial statements in United States dollars.   These dollar references are based on the exchange rate of RMB to United States dollars, determined as of a specific date.   Changes in the exchange rate will affect the amount of our obligations and the value of our assets in terms of United States dollars which may result in an increase or decrease in the amount of our obligations (expressed in dollars) and the value of our assets, including accounts receivable (expressed in dollars).

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Introduction

We breed, raise and sell live hogs in the PRC. We operate our business through our subsidiaries, which operate 24 breeding farms with a current annual production capacity of approximately 220,000 live pigs. Our annual production capacity is the number of hogs that we can deliver to the market annually, assuming the pigs stay healthy, the sows’ breeding pattern is consistent with our past experience, we can provide the necessary feed and epidemic prevention and we can efficiently and timely deliver the hogs to market. Our headquarters is located in southeast China in Yingtan City, Jiangxi Province. Our hog breeding farms are located throughout Yujiang County. We currently sell more than 70% of our live hogs in Guangdong Province.

Corporate Information

The address of our principal executive office is at 88 Guihuayuan, Guanjingcheng, Yujiang, Yingtan City, Jiangxi Province, People’s Republic of China, and our telephone number is +86 (701) 568-0890. Our corporate website is www.southernchinalivestock.com. Any information contained on our website or any other website does not constitute a part of this annual report.

Corporate History

We were incorporated under the laws of Delaware on September 27, 2007 as a blank check company under the name Expedite 4 Inc.  On July 9, 2010, our corporate name was changed to Southern China Livestock, Inc.

On March 29, 2010, we, then known as Expedite 4 Inc., acquired Southern China Livestock International, Inc., or SCLI, in a reverse acquisition transaction pursuant to a share exchange agreement by which we acquired 100% of the issued and outstanding shares of SCLI in exchange for 5,623,578 shares, or 99.97%, of our common stock, after giving effect to the transaction, thereby making SCLI our wholly-owned subsidiary. Pursuant to the terms of the share exchange agreement, the person who was then our sole stockholder cancelled a total of 98,500 shares of common stock and retained 1,500 shares. Following the completion of the transactions contemplated by the share exchange agreement, there were 5,625,078 shares of common stock issued and outstanding, of which 5,623,578 were owned by the former shareholders of SCLI and the remaining 1,500 shares were owned by our former principal stockholder.  For financial reporting purposes, these transactions are classified as a recapitalization of SCLI and the historical financial statements of SCLI are reported as our historical financial statements, except that the 5,623,578 shares of common stock issued in the reverse acquisition represent the outstanding shares of common stock from the beginning of the first period presented.  Pursuant to the share exchange agreement, contemporaneously with the closing, the former officer and director resigned and new officers and directors were elected to their positions.

On July 25, 2008, Mayson International Services Limited, or Mayson International, was incorporated in the British Virgin Islands as a limited liability company and Mayson Enterprises Services Limited, or Mayson Enterprises, was incorporated in the British Virgin Islands as the wholly-owned subsidiary of Mayson International.

Mayson Holdings Limited, or Mayson Holdings, was incorporated on July 14, 2008 under the laws of Hong Kong Special Administrative Region of the PRC and became the wholly owned subsidiary of Mayson Enterprises. Beijing Huaxin Tianying Livestock Technology Co., Ltd., or Beijing Huaxin, was incorporated on September 9, 2008 as a limited liability company under PRC law. All of the equity of Beijing Huaxin is held by Mayson Holdings.

In November 2008, all of the equity interests in Jiangxi Yingtan Huaxin Livestock Co., Ltd., or Jiangxi Huaxin, were owned by the former Jiangxi Huaxin shareholders.  Jiangxi Huaxin was established in 2005, as a result of the combination of several hog farms, which commenced operations between 1995 and 2005. But for the restrictions under the laws of the PRC, they would have exchanged their equity interest in Jiangxi Huaxin for a modest cash payment and an aggregate of 4,386,438 shares of our common stock in a single transaction, which would have been completed at the time of the reverse merger.  In order to comply with Chinese law, the transaction was structured to provide for an initial good faith deposit of $17,500 with the remaining shares to be issued in the future. The $17,500 down payment was negotiated by the parties, with the recognition that the most significant portion of the consideration was the equity to be issued pursuant to the option agreements.

The first step in the transaction was the November 2008 transfer, pursuant to an agreement dated November 3, 2008, of the Jiangxi Huaxin stock to Beijing Huaxin, which was wholly-owned, through subsidiaries, by Mayson International, of which Liqiang Song was the principal shareholder. At the time of the transfer, Mayson International paid a $17,500 cash down payment for 99% of the equity interest of Jiangxi Huaxin. It was understood by all parties that the $17,500 payment did not constitute the full payment for the shares of Jiangxi Huaxin and that the equity portion would be paid later in a manner that complied with the laws of the PRC.

SCLI was formed in July 2009 to acquire the stock of Mayson International from Mayson International’s shareholders.  SCLI acquired Mayson International in exchange for SCLI shares, which were issued to the Mayson International shareholders.  Mr. Song, who was the principal shareholder of Mayson International, became the principal shareholder of SCLI.  As a result of the reverse acquisition, SCLI’s principal business was the breeding, raising and sale of hogs through Jiangxi Huaxin.  Although Jiangxi Huaxin had continued to develop its business subsequent to November 2008, SCLI’s business was largely the same business that the former Jiangxi Huaxin shareholders transferred in November 2008.

The equity portion of the consideration was to be issued in the future after a reverse merger company was selected and the terms of the reverse merger were determined. Once the capital structure of the reverse merger company, Expedite 4 Inc., which is now known as Southern China Livestock, Inc., was determined, it was then possible to provide for the equity component of the consideration. Pursuant to the Exchange Agreement, Mr. Song and his designees received 90% of the shares issued in the reverse acquisition, or 5,061,220 shares of our common stock, of which 4,386,438 shares were allocated to the former Jiangxi Huaxin shareholders and their designees subject to the option agreements. Based upon the agreement of the parties, which was an oral agreement that was never reduced to writing until the option was granted, the former shareholders of Jiangxi Huaxin were to receive approximately 78% of the outstanding shares of the reverse merger entity prior to any financing, which was 4,386,438 shares. The rights of the Jiangxi Huaxin shareholders are set forth in the restated option agreement. But for the restrictions under Chinese law, the former Jiangxi Huaxin shareholders would have received 4,386,438 shares at the closing of the reverse acquisition. Since these shares could not be issued to the former Jiangxi Huaxin shareholders, the former Jiangxi Huaxin shareholders received options to purchase the shares for nominal consideration from Mr. Song.

No additional consideration was paid for the 1% that was transferred in January 2010. The modest cash consideration of $17,500 and the option to purchase 4,386,438 shares represented the total consideration for 100% of the equity of Jiangxi Huaxin.

Under the laws of the PRC, the former shareholders of Jiangxi Huaxin were not permitted to acquire shares of our common stock directly in the reverse acquisition. They are, however, permitted to receive shares upon exercise of options. Currently, PRC law requires registration with, and approval from, the State Administration of Foreign Exchange, which is known as “SAFE”, and the approval of the Ministry of Commerce, which is known as “MOFCOM,” on direct or indirect offshore investment activities by PRC resident individuals. The SAFE regulations require PRC resident individuals to register with the relevant SAFE branch before establishing or acquiring control over an offshore special purpose company, known as “SPC.” SPCs are formed for the purpose of engaging in an equity financing outside of the PRC, with the investment proceeds directed to the SPC’s operating subsidiary in the PRC originally controlled by the PRC residents. This is a very long process with no assurance that registration or approval will be granted. Accordingly, the PRC residents obtained only the right to purchase an interest in the SPC from the non-PRC owners over a period of time according to the restated option agreements, rather than acquiring a controlling equity interest in the SPC directly, and are subject to the subsequent completion of relevant PRC foreign exchange formalities.

The restated option agreements have a nominal price of $0.01 per share, which is the economic equivalent of ownership. The options have certain conditions in order to comply with PRC law. The sole purpose of the options is to provide the former Jiangxi Huaxin shareholders with the equity consideration that they would have received if they had exchanged their Jiangxi Huaxin shares directly. Mr. Song understood that he received the 4,386,438 shares on behalf of the former Jiangxi Huaxin shareholders and that they held the underlying economic interest in the shares since Mr. Song had no independent economic interest in the shares and Mr. Song granted the option holders the voting rights with respect to those shares.

On June 9, 2010, we incorporated Jiangxi Southern China Livestock Technology Limited, or SCLI-Jiangxi, as a wholly-foreign owned company in China.

The following chart reflects our organizational structure for our active subsidiaries as of the date of this annual report.

Market Summary

General

According to the US Department of Agriculture report entitled “2010 Trade Forecast Revision: Pork Higher; Beef and Broiler Meat Stable,” China is the world’s largest pork producer, accounting for nearly half of the world’s total production. For 2010, China is expected to produce approximately 50 million metric tons of pork out of an estimated world production of approximately 109 million metric tons.

Although pig production has increased in recent years, during 2005 and 2006, pig production was affected by a disease known as PRRS, which is referred to as Blue Ear Disease. We believe that this disease is now effectively under control and did not have a negative effect on China’s hog production in 2009. During late 2005 and the first half of 2006, short pork supplies resulting from the effects of this disease pushed prices up sharply. Increased food prices were major factors in the rise of China’s consumer price index during that period.

China consumes more than 450 million hogs a year. In terms of meat consumption in China, beef accounts for approximately 9%, poultry for approximately 21% and pork for approximately 65% of total China consumption, according to the National Statistics Bureau of China. China’s pork consumption increased to 49.9 million metric tons in 2009 from 47.2 million metric tons in 2008, an increase of about 5.7%. Projected pork demand by 2015 is estimated to approach 68.0 million metric tons, an increase of 36.3% compared to 2009.

China’s total production (in millions metric tons)

	2002	2003	2004	2005	2006	2007	2008	2009
Pork	42.3	43.4	44.5	46.6	47.6	43.9	47.2	49.9
Total Meat	64.2	66.3	67.9	71.2	72.7	70.4	74.5	78.2

A comparison of pork and total meat consumption in China from 1990 to 2009 is shown in a chart below:

Source: Food and Agriculture Organization of the United Nations (FAO)

Urbanization and consequent growth of the middle class (estimated 250 million people in 2008) along with PRC policies protecting the swine industry reflect the importance of hog production as a social, economic and security issue for the consumers in China. The PRC government has enacted a number of laws to encourage swine production. On January 1, 2008, the State Council announced a new regulation exempting companies involved in hog growing from corporate income tax. Additionally, the Food Safety Law, which became effective on June 1, 2009, allowed the government to take affirmative action aimed at strengthening the food safety control from the production line to the dining table. The PRC government is creating a hog futures exchange to permit hedging of contracts which is expected to be operational in the near future. Further, the PRC government maintains a Strategic Meat Reserve that is stocked predominantly with pork reserves. These policies and programs underline the strategic value that the central PRC government places on hog production.

Until 2009, a growing middle class in China with more disposable income had resulted in an increase in the market for pork, which was accompanied by an increase in prices for pork as well as live hogs. According to Business Monitor International, China’s pork producers suffered during the first half of 2009 from a combination of the effects of the general economic downturn, which affected China as well as the rest of the world, combined with a weak demand, oversupply of pork and the psychological effects of the H1N1 influenza virus, known as the swine flu. Since the start of the second half of 2009, however, a rapid rise in pork prices has re-energized the industry. The recovery reflects government intervention to buy frozen pork supplies to help support prices and, at times, reductions in supply of pigs in China. Since June 2009, pig prices ultimately increased to a 24-month high in November 2010.

The PRC is the world’s largest producer of pork and pork is the most widely-consumed meat in the PRC. We believe that hog production in the PRC is dominated by backyard farms (those that sell 1-50 hogs annually) and small farms (those that sell less than 500 hogs annually), with large pig farms (those that sell more than 50,001 hog annually) accounting for a minority of the hog production.

Production

We operate our business of breeding, raising and selling live hogs in China through our 24 breeding farms, which have an annual production capacity of approximately 220,000 live pigs.  Our hog breeding farms are located throughout Yujiang County.

We control each phase of pre-slaughter pork production in the following manner:

●	We breed and raise breeding sows on our own facilities.

●	We breed the sows’ piglets and raise the piglets until they are marketable as hogs.

●	When the piglets mature, we sell the mature hogs.

See Item 2 “Properties” for information concerning our farms.

Raw Materials and Suppliers

Feed is the most significant cost of operating our hog farms. Our hog farms purchase feed products and raw materials such as corn and soybeans from several feed suppliers under short-term contracts. Below is the name of our top three feed suppliers for the years ended September 30, 2009 and 2010, the dollar amount of feed supplied to us from them, and percentage such amounts represent of our total feed supply expense:

Name of Suppliers	For the Year Ended September 30, 2009		For the Year Ended September 30, 2010
	Amount ($ million)	Percentage	Amount ($ million)	Percentage
Yujiang Huangguizhen Feed Agency	$19.1	82%	$23.6	82%
Yingtan Tongxiaojin Feed Agency	1.1	5%	2.0	7%
Yujiang Qiuzhen Feed Agency	1.1	5%	1.2	4%
Total	$21.3	92%	$ 26.8	93%

A typical breeding cycle is approximately five months, and a breeding sow can give birth 2.2 times a year on average. A breeding sow can bear 10-12 piglets every five months, and breed for four years. The best time to sell hogs is when they grow to 110 kilograms to 115 kilograms (approximately 243–254 lbs.). We do not own or operate slaughterhouses. Our annual production in 2010 was 210,413 heads, up from 169,576 in 2009. We do not incur significant marketing expenses since we provide a commodity product for which prices are set by the general market. We are able to sell any quantity of our live hogs without significant marketing efforts.

Cost of Breeding

Pig breeding cost primarily includes feed, piglet, labor, epidemic prevention and fixed depreciation. In our fiscal year ended September 30, 2010, it cost us approximately $157 to raise a hog until it is ready to be sold. This cost is comprised of approximately $109 of feed costs, $29 of piglet costs (amortized from breeding pigs), $6 of labor, $7 of epidemic prevention and other miscellaneous veterinarian expenses and $6 in depreciation.

Sales and Marketing

We sell hogs to trading agencies mainly in the Chinese cities of Shenzhen and Shanghai and in Jiangxi Province, with more than 70% of our hogs being sold to Shenzhen Dexing. In 2009 and 2010, nearly all of our hogs were sold to three government-affiliated trading companies in Shenzhen, Jiangxi and Shanghai. We have established long term relationships with these trading companies to sell most of our inventory as it becomes ready for sale. The following table sets forth for the years ended September 30, 2010 and 2009, the volume of pigs sold to these three trading companies.

Customers	For the Year ended September 30, 2010 (Approximately)		For the Year ended September 30, 2009 (Approximately)
	Amount ($)	Percent	Amount ($)	Percent
Shenzhen Dexing Food Development Co. , Ltd.	28 .1 million	70%	24.2 million	75%
Jiangxi Guohong Food Development Co.	4. 7 million	12%	4 .1 million	13%
Shanghai Fuxing Food Development Co.*	5 .3 million	12%	3.3 million	10%
Total	38.1 million	94%	31.5 million	98%

*	Although the customer is Shanghai Fuxing Food Development Co., Ltd., purchase orders were placed by the owner of the company, Mr. Xia Minghua.

A three year contract that commenced March 24, 2009 provides for the sale of 50,000 pigs per month, with a minimum of 600,000 per year. The contract provides that the purchase price shall be determined by negotiation based on the market price, with a floor of $1.55 per kilogram. Pursuant to the contract, Shenzhen Dexing made a pre-payment of $733,000, and Shenzhen Dexing is to pay us a bonus of $1.47 per pig if we successfully deliver the annual supply. The second contract, which has a term of one year, commencing February 1, 2010, provides for the sale of 200,000 pigs during the year. The purchase price of the pigs shall be the market price, but not less than $0.85 per 500 grams or more than $1.14 per 500 grams. Both contracts require the delivery of pigs that comply with the national pollution-free hygiene standard. We sold to Shenzhen Dexing approximately 120,000 hogs during year ended September 30, 2009 and approximately 147,000 hogs during the year ended September 30, 2010. In selling to Shenzhen Dexing, we do not specify pursuant to which contract the hogs are sold.

Although the contracts provide for the delivery of a specified number of pigs, the agreements also provide that each shipment’s delivery date and quantity is subject to further agreement. These subsequent agreements have not been reduced to writing, but Shenzhen Dexing is aware of our capacity and has accepted our delivery quantities and schedule. The delivery quantity and schedule is wholly dependent upon the breeding schedule and maturity of the hogs. Shenzhen Dexing has accepted delivery of all hogs that we have provided to date although we have not exceeded the number of hogs set forth in the contracts. The contracts do not provide for any remedy if we are not able to deliver the full number of pigs per year. Rather, the contact covering the annual purchase of 600,000 pigs has a performance bonus of $1.47 per pig if we sell the full 600,000 hogs per year. Since we did not reach this target number, we have not received any bonus.

We have not entered into any contract with Jiangxi Guohong Food Development Co.

In 2008, one of our main farms, Baita Farm, was appointed as “State Livestock Reserve Base” by the Ministry of Commerce and was obligated to set aside 6,000 hogs as part of the state reserves with funding support from the PRC government. Under a program which the government provides to pig farmers, the government provides assistance for the purchase of insurance to cover any loss we may sustain from the death of sows in the event of an epidemic or from other unusual causes.

In China, it is customary to settle live hogs sales with cash virtually eliminating account receivables.

Agriculture Production Base

In April 2008, Shenzhen Agriculture Bureau awarded us an Agriculture Production Base for Shenzhen City, China from April 2008 to April 2011. Under the terms of this award, Shenzhen Dexing Food Development Limited, a government-affiliated trading company and our largest customer, is to purchase from us a total of up to 83,000 hogs during the period from April 2008 to April 2011.

In addition to the contracts with Shenzhen Dexing, Shenzhen Pindexian Food Co., Ltd., also a government-related trading company, is to purchase up to 50,000 hogs from us from April 2008 to April 2011. We have sold approximately 10,000 hogs to Shenzhen Pindexian pursuant to this contract.

Competition

The hog production business in the PRC is highly segmented. We believe that hog production in the PRC is dominated by backyard farms (those that sell 1-50 hogs annually) and small farms (those that sell less than 500 hogs annually), and that large farms (those that sell more than 50,001 hogs annually) account for a minority of the hog production.

We primarily market our products within Shenzhen and Shanghai cities as well as Jiangxi Province, and we are currently selling more than 70% of our hogs to Shenzhen Dexing. We compete broadly with the producers in these geographic regions.

The pig breeding industry is highly competitive, and we may not be able to compete successfully against current or potential competitors. We compete with large PRC national pig breeders, such as Guangdong Wenshi Group, Henan Chuying Limited, Luoniushan Limited and Hunan Xinwufeng Limited, as well as a large number of small farms. Many of our competitors have greater financial resources than we do. We anticipate that our competitors will continue to expand and seek to obtain additional market share with competitive price and performance characteristics. Aggressive expansion by our competitors or the entrance of new large-scale pig farms into our markets could have a material adverse effect on our business, results of operations and financial condition.

Competitive Advantages

We breed our own piglets. We have long-term relationships with government-affiliated trading companies in the cities of Shenzhen and Shanghai and in Jiangxi Province, which accounted for more than 94% and 98% of our sales for the years ended September 30, 2010 and 2009, respectively, thus virtually eliminating marketing, selling and receivables costs. We currently sell more than 70% of our hogs to Shenzhen Dexing Food Development Limited. As our hogs mature, we sell them as live hogs ready for slaughter.

Our senior managers have over 20 years experience in the hog breeding industry, and our chairman also chairs Jiangxi Province Yingtan City Pig Breeding Association. Additionally, because our location is in a relatively rural area of a province which has a surplus of labor, we believe that we are able to obtain lower than average cost of labor compared to other parts of China. We also believe that we incur higher than industry average medical expenses for pigs as a result of our efforts to reduce the risk of epidemics. We have not experienced any animal disease outbreaks in the last ten years.

Health Issues and Risk Management

Our management developed very strict guidelines to prevent disease outbreaks. Humans are generally not susceptible to pig diseases. H1N1, which contains genetic material from human, swine and avian flu viruses, can occasionally be transmitted to people, mainly hog farm workers and veterinarians but is not transmitted by eating pork, according to the Mayo Clinic. Pigs, however, are very susceptible to human illnesses such that a common human flu could potentially kill an entire pig farm.

Understanding these risks, the management took the following risk-management steps:

–	Diversification: our inventory is spread over 24 separate farms with no more than 20,000 hogs on any single farm to reduce the risk of disease spreading.

–	Control: We established four levels of on-site controls:

●	All workers must get permission and accept strict disinfection to enter the farms.
●	Visitors are not allowed, except in rare cases and only during off-flu seasons.
●	All materials, feed and water are tested before taken to the farm.
●	All workers are required to live at the farms, and they cannot leave the farm without permission of the management of the Company.

–	Prevention Costs: We incur higher than industry average epidemic prevention expenses by buying healthier feed including livestock organic food for pigs.

–	Government Support: The government subsidizes insurance to cover us for losses we may sustain in the event of the death of our sows as a result of an epidemic or other unusual causes.

We have not had any outbreaks of epidemics in the last ten years and all our breeding pigs are covered by the government-sponsored insurance program.

Future Plans

Growth via increased purchases of pigs for inventory

In April 2010, we began to increase our pig inventory through the purchase of sows and hogs from local pig farmers. Through September 30, 2010, we purchased approximately 2,400 sows and 21,000 hogs. We intend to continue to increase our inventory of pigs using cash generated from our operating activities as well as our proposed public financing, if we complete the offering. Our goal is to purchase approximately 100,000 pigs, of which we anticipate approximately 9,000 will be breeding sows and 91,000 will be hogs that will cost us in the range of $27 million, on which we expect to make down payments of approximately $15 million. Our ability to make such purchases will be dependent upon our completion of our proposed public offering or other financing.  We believe that we will be able to purchase the pigs on reasonable terms from local pig farmers.

Growth via organic fertilizer business

The generation of organic waste is a major problem that all large animal farm operators all over the world have to manage. We plan to take advantage of our rural location and the fact that we are surrounded by rice and vegetable farms by processing our organic waste and selling it as organic fertilizer. Organic fertilizers made from livestock manure are commonly used in China. They are environmentally friendly products, are fully exempt from VAT, and are exempt from enterprise income tax for the first three years. As of September 2009, the types of organic fertilizer we plan to produce were sold in the range of $117-$132 per ton. If we complete our proposed public offering, we plan to allocate a portion of the proceeds from the offering to begin development of an organic fertilizer line of business. We plan to spend $2 million to build an organic fertilizer line following the completion of the public offering. However, we will not commence our efforts with respect to the fertilizer business until we receive the funding either from the proposed public offering or from another financing source. The organic fertilizer will be primarily made from pig waste. We anticipate that it will take about two to three months to build such production line. With the anticipated increase in our pig inventory, and with our advantageous location in a southern province with many farmlands, we believe that we can develop a profitable fertilizer business.

Intellectual Property

We have operating manuals for disease prevention, food preparation and general management know-how.

Environmental Protection

Our breeding farms are located in rural areas where there are no specific requirements imposed on us by China’s environmental protection bureaus. We have never been penalized by any environmental protection bureaus and have not incurred any significant environmental law compliance costs in the past.

Government Regulation

We obtain licenses and permits from the Yujiang County Livestock and Veterinary Bureau each year for our breeder farms. We believe that we have never been penalized by the bureau.

Insurance

We have insurance for every breeding pig at a cost of $8.80 per head, which is included in general and administrative expenses. We pay $2.20 per head while the government covers the remaining $6.60 as part of the government-supported insurance program described under “Health Issues and Risk Management.” The insurance provides coverage equal to $147 per breeding sow in the event of its death.

Employees

As of December 17, 2010, we had approximately 398 full-time employees. The breakdown of our employees by department is:

General and Administration Department	68
Production Department	290
Finance Department	16
Sales Department	24

Our employees are not represented by any collective bargaining agreement and we believe we have never experienced a work stoppage. We believe we have good relations with our employees.

ITEM 1A. RISK FACTORS.
You should carefully consider the risks described below together with all of the other information included in this Form 10-K.  The statements contained in or incorporated herein that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. See “Cautionary Statement Regarding Forward-Looking Statements.”  If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. In that case, you may lose all or part of your investment.

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

We are largely dependent on the cost and supply of hogs and feed ingredients and the selling price of our products, which are determined by constantly changing and volatile market forces of supply and demand as well as other factors over which we have little or no control. These other factors include:

●	competing demand for corn for use in the manufacture of ethanol or other alternative fuels,

●	environmental and conservation regulations,

●	economic conditions,

●	weather, including weather impacts on the availability and pricing of corn, and

●	hog diseases.

These factors may increase our costs, which we may be unable to pass along to consumers of our products in a timely manner or at all. Hog prices demonstrate a cyclical nature over periods of years, reflecting the supply of hogs on the market. Further, hog raising costs are largely dependent on the fluctuations of commodity prices for corn and other feed ingredients. Additionally, an occurrence of serious animal diseases, such as foot-and-mouth disease, or any outbreak of other epidemics in the PRC affecting animals or humans might result in material disruptions to our operations, and a decline in the market price for hogs. For example, hog prices in 2009 severely declined mainly due to a decline in demand and an oversupply of hogs, which caused our revenue to decrease 15.4% from 2008 to 2009, and increases in fodder costs in our 2010 fiscal year resulted in a 1.9% decline in gross margin compared to our 2009 fiscal year.

Although the PRC government took steps to stabilize the price pork in 2009, the government may not take any such steps in the future , the price of pork may continue to be subject to price fluctuations, and we may be unable to anticipate or adjust to such fluctuations as well as other market conditions could impair our ability to grow.

According to “China Agribusiness Report Q1 2010” report issued by Research and Markets, China’s pork producers suffered badly in the first half of 2009 from a combination of oversupply, weak demand and the effects of the H1N1 influenza, or swine flu, outbreak. In order to help support the prices, the PRC government purchased frozen pork supplies and provided subsidies to local farmers. Although pork prices increased in the second half of 2009 because the intervention of the PRC government, combined with a decline in the number of pigs as farmers reduced their herds because of perceived decline in consumer demand, the pork price may go down again. We anticipate that price for pork will be subject to constant fluctuation and our ability to operate profitably will be dependent upon our ability to anticipate and adjust to changes the retail market for pork, the supply of pigs and other market conditions. The PRC government may not take steps in the future to protect pig farmers from future declines in pork prices and we may not be able to anticipate or adjust to changes in market conditions, and our inability to do so may affect our revenue and net income.

Substantially all of our business, assets and operations are located in the PRC.

Substantially all of our business, assets and operations are located in the PRC. The economy of the PRC differs from the economies of most developed countries in many respects. The economy of the PRC has been transitioning from a planned economy to a market-oriented economy. Although in recent years the PRC government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of productive assets in the PRC is still owned by the PRC government. In addition, the PRC government continues to play a significant role in regulating industry by imposing industrial policies. It also exercises significant control over the PRC’s economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Some of these measures benefit the overall economy of the PRC, but may have a negative effect on us.

 Our management has no experience in managing and operating a public company. Any failure to comply or adequately comply with federal securities laws, rules or regulations could subject us to fines or regulatory actions, which may materially adversely affect our business, results of operations and financial condition.

Our current management has no experience managing and operating a public company and relies in many instances on the professional experience and advice of third parties including our attorneys and accountants. While we have hired a qualified chief financial officer to enable us to meet our ongoing reporting obligations as a U.S. public company, most of our middle and top management staff are not educated and trained in the Western system, and we may have difficulty hiring new employees in the PRC with such training. As a result, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards. Therefore, we may, in turn, experience difficulties in implementing and maintaining adequate internal controls as required under Section 404 of the Sarbanes-Oxley Act of 2002, as amended. This may result in significant deficiencies or material weaknesses in our internal controls, which could impact the reliability of our financial statements and prevent us from complying with the U.S. Securities and Exchange Commission, or the SEC, rules and regulations and the requirements of the Sarbanes-Oxley Act of 2002, as amended. Failure to comply or adequately comply with any laws, rules, or regulations applicable to our business may result in fines or regulatory actions, which may materially adversely affect our business, results of operation, or financial condition and could result in delays in developing of an active and liquid trading market for our common stock. To the extent that the market place perceives that we do not have a strong financial staff and financial controls, the market for, and price of, our stock may be impaired.

Our plans to expand our production, to increase our inventory of sows and hogs, to enter into organic fertilizer business and to improve and upgrade our internal control and management system will require capital expenditures in the current fiscal year.

Our plans to expand our production, to increase our inventory of sows and hogs, to develop our fertilizer business and to improve and upgrade our internal control and management system will require approximately $20 to 25 million of capital expenditures in our current fiscal year, which ends September 30, 2011.  Our cash generated from financing, investment or operating activities may not be sufficient to fund these development plans, or that our actual capital expenditures and investments will not significantly exceed our current planned amounts. If either of these conditions arises, we may have to seek external financing to satisfy our capital needs. Our ability to obtain external financing at reasonable costs is subject to a variety of uncertainties. Failure to obtain sufficient external funds for our development plans could adversely affect our business, financial condition and operating performance.

We depend on one customer, the loss of which could materially adversely affect our operations and revenues.

Our revenue is dependent on significant orders from a limited number of customers. For the years ended September 30, 2010 and 2009, we relied on three customers, all of which are affiliates of government entities, to purchase substantially all of our hogs. Sales to these customers accounted for approximately more than 94% and 98% of our net sales during each of the years ended September 30, 2010 and 2009, respectively. We are currently selling more than 70% of our hogs to our largest customer, Shenzhen Dexing, which accounted for approximately 70% of our revenue for the years ended September 30, 2010 and 2009. We have entered into purchase contract with Shenzhen Dexing covering three years commencing March 24, 2009, with the purchase price to be determined based on market price, subject to certain limitations. We also entered into a one-year purchase contract with Shenzhen Dexing, commencing February 1, 2010, and provides for the sale of 200,000 hogs during the year. In addition, Shenzhen Dexing is to purchase from us up to a total of 83,000 hogs during the period from April 2008 to April 2011 under the Agriculture Production Base award from Shenzhen City. The loss of this customer, or any significant reduction in sales to this customer, or any material adverse changes in the financial conditions of such customer, would have a material adverse effect on our business, financial condition and results of operations.

We derive all of our revenues from sales in the PRC and any downturn in the Chinese economy could have a material adverse effect on our business and financial condition.

All of our revenues are generated from sales in the PRC. We anticipate that revenues from sales of our products in the PRC will continue to represent all or substantially all of our revenues in the near future. Our sales and earnings can also be affected by changes in the general economy since purchases of pork products are generally discretionary for consumers. Our success is influenced by a number of economic factors which affect disposable consumer income, such as employment levels, business conditions, interest rates, oil and gas prices and taxation rates. Adverse changes in these economic factors, among others, may restrict consumer spending, thereby negatively affecting our sales and profitability.

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

We depend on one major feed supplier, the loss of which could materially adversely affect our operations and revenues.

Feed is our primary raw material, and we rely on one feed supplier, Yujiang Huangguizhen Feed Agency which provided approximately 82% of our feed supply for our fiscal years ended September 30, 2010 and 2009. In the event that this supplier does not sell us an adequate supply of feed, or increases the price of feed, or in the event of any impurities or other problems with the feed, the results of our operations would be materially impaired especially if we are unable to find an alternate source of feed for our hogs at reasonable prices.

We encounter substantial competition in our business and any failure to compete effectively could adversely affect our results of operations.

The pig breeding industry is highly competitive, and we may not be able to compete successfully against current or potential competitors. We compete with large PRC national pig breeders, such as Guangdong Wenshi Group, Henan Chuying Limited, Luoniushan Limited and Hunan Xinwufeng Limited, as well as a large number of small farms. Many of our competitors have greater financial resources than we do. We anticipate that our competitors will continue to expand and seek to obtain additional market share with competitive price and performance characteristics. Aggressive expansion by our competitors or the entrance of new large-scale pig farms into our markets could have a material adverse effect on our business, results of operations and financial condition.

Our limited operating history may not serve as an adequate basis to judge our future prospects and results of operations.

Our limited operating history in the hog breeding industry may not provide a meaningful basis for evaluating our business. Jiangxi Huaxin entered into its current line of business in 2005. Although Jiangxi Huaxin’s revenues have grown rapidly since its inception, we cannot guarantee that we will maintain profitability or that we will not incur net losses in the future. We will continue to encounter risks and difficulties that companies at a similar stage of development frequently experience, including the potential failure to:

●	obtain sufficient working capital to support our expansion;

●	expand our product offerings to the fertilizer business and maintain the high quality of our products;

●	manage our expanding operations and continue to fill customers’ orders on time;

●	maintain adequate control of our expenses allowing us to realize anticipated income growth;

●	implement our product development, sales, and acquisition strategies and adapt and modify them as needed;

●	successfully integrate any future acquisitions; and

●
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

Subject to obtaining financing, we plan to enter into the organic fertilizer business, which is a new business in which we have no experience.

Although we plan to develop an organic fertilizer line of business, we do not anticipate that we will begin this effort until and unless we obtain financing. Our management has no experience in the manufacture or sale of fertilizer, which is a different business with different risks than our pig raising business. We cannot assure you that we will enter the fertilizer business and, even if we obtain the necessary financing, we may not be successful in the fertilizer business. Any problems we sustain in the fertilizer business, including any operating losses or any significant unanticipated cash requirements we may sustain, may distract management or otherwise adversely affect our pig raising business.

We need to manage growth in operations to maximize our potential growth and our failure to manage growth will cause a disruption of our operations resulting in the failure to generate revenue at levels we expect.

In order to maximize potential growth in our current and potential markets, we believe that we must expand our production operations and increase our inventory of pigs. This expansion will place a significant strain on our management and our operational, accounting, and information systems. We expect that we will need to continue to improve our financial controls, operating procedures, and management information systems. We will also need to effectively train, motivate, and manage our employees. Our failure to manage our growth could disrupt our operations and ultimately prevent us from generating the revenues we expect.

We need additional capital to fund our growing operations, and we may not be able to obtain sufficient capital and may be forced to limit the scope of our operations.

We believe that we need additional capital to fund our growing operations. If adequate additional financing is not available on reasonable terms, we may not be able to increase our inventory of sows and hogs or enter into and grow our proposed fertilizer business, and we would have to modify our business plans accordingly. Additional financing may not be available to us.

In connection with our growth strategies, we may experience increased capital needs and accordingly, we may not have sufficient capital to fund our future operations without additional capital investments. Our capital needs will depend on numerous factors, including (i) our profitability, (ii) our success in developing and implementing our proposed fertilizer business, (iii) our ability to purchase a substantial number of breeding sows and hogs for inventory and to raise the pigs in a cost-effective manner and to sell the pigs at a profit. We may not be able to obtain capital in the future to meet our needs.

In recent years, the securities markets in the United States have experienced a high level of price and volume volatility, and the market price of securities of many companies have experienced wide fluctuations that have not necessarily been related to the operations, performances, underlying asset values or prospects of such companies. For these reasons as well as the lack of any market for our common stock, in the event that a market for our common stock develops, as to which no assurance can be given, our securities may be subject to volatility resulting from purely market forces over which we will have no control. Any additional funding we may require may not be available on reasonable terms, if at all.

If we cannot obtain additional funding, we may be required to: (i) limit our expansion; (ii) limit our future marketing efforts; and (iii) decrease or eliminate capital expenditures. Such reductions could materially adversely affect our business and our ability to expand our operations and to operate profitably.

Even if we do find a source of additional capital, we may not be able to receive additional capital that on terms are favorable to us. Any future capital investments could dilute or otherwise materially and adversely affect the holdings or rights of our existing stockholders. In addition, new equity or convertible debt securities issued by us to obtain financing could have rights, preferences and privileges senior to the currently outstanding securities. Such additional financing may not be available to us, or if available, may not have terms that are favorable to us.

We require highly qualified personnel and if we are unable to hire or retain qualified personnel, we may not be able to grow effectively.

Our future success also depends upon our ability to attract and retain highly qualified personnel. Expansion of our business and the management, and the proposed development of our organic fertilizer business will require additional managers and employees with industry experience, and our success will be highly dependent on our ability to attract and retain skilled management personnel and other employees. Our proposed organic fertilizer business will require managers and employees with skills that are different from those of our present business. We may not be able to attract or retain highly qualified personnel. Competition for skilled agricultural personnel is significant. This competition may make it more difficult and expensive to attract, hire and retain qualified managers and employees.

Because we sell hogs for cash, it may be difficult to implement internal controls over our subsidiaries’ activities.

Our sales of hogs are primarily cash sales which are handled by employees of our farms, none of whom are our officers.  In addition, these employees are also responsible for purchases of feed and supplies and other consumables, which they purchase with cash.  They are responsible for weighing the pigs, determining and collecting the purchase price and making payments on behalf of the subsidiary.   The funds are maintained in bank accounts known as savings cards, which are in the name of the employee.  Cash from the sale of hogs, net of any funds used to make purchases for us, is deposited in these savings cards and cash is withdrawn to make purchases.  At a corporate level, we have little, if any, control over the activities of these employees.  As a result, in addition to the difficulty in developing and maintaining internal controls, we are subject to the risks of any business in which payments are received and disbursed in cash, including theft and fraud.

The loss of the services of our key employees, particularly the services rendered by DengFu Xu, our chairman, Luping Pan, our chief executive officer, and Wei (Wayne) He, our chief financial officer, could harm our business.

Our success depends to a significant degree on the services rendered to us by our key employees. If we fail to attract, train and retain sufficient numbers of these qualified people, our prospects, business, financial condition and results of operations will be materially and adversely affected. In particular, we are heavily dependent on the continued services of Dengfu Xu, our chairman, Luping Pan, our chief executive officer and Wei (Wayne) He, our chief financial officer. We currently do not have key employee insurance for our officers and directors. The loss of any these key employees, including members of our senior management team, and our inability to attract highly skilled personnel with sufficient experience in our industry could harm our business.

Our failure to comply with increasingly stringent environmental regulations and related litigation could result in significant penalties, damages and adverse publicity for our business.

In recent years, the government of China has become increasingly concerned with the degradation of China’s environment that has accompanied the country’s rapid economic growth. In the future, we expect that our operations and properties will be subject to extensive and increasingly stringent laws and regulations pertaining to, among other things, the discharge of materials into the environment and the handling and disposition of wastes (including solid and hazardous wastes) or otherwise relating to protection of the environment. Failure to comply with any laws and regulations and future changes to them may result in significant consequences to us, including civil and criminal penalties, liability for damages and negative publicity. Additional environmental issues may require currently unanticipated investigations, assessments or expenditures, or that requirements applicable to us will not be altered in ways that will require us to incur significant additional costs.

We will incur significant costs to ensure compliance with United States corporate governance and accounting requirements.

We will incur significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the SEC. Since we had no obligations as a public company prior to the reverse acquisition in March 2010, we did not have any such expenses prior to that date. We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly. We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these newly applicable rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

We may not be able to meet the internal control reporting requirements imposed by the SEC resulting in a possible decline in the price of our common stock and our inability to obtain future financing.

As directed by Section 404 of the Sarbanes-Oxley Act, the SEC adopted rules requiring each public company to include a report of management on the company’s internal controls over financial reporting in its annual reports. Although the Dodd-Frank Wall Street Reform and Consumer Protection Act exempts companies with a public float of less than $75 million from the requirement that our independent registered public accounting firm attest to our financial controls, this exemption does not affect the requirement that we include a report of management on our internal control over financial reporting and does not affect the requirement to include the independent registered public accounting firm’s attestation if our public float exceeds $75 million.

While we expect to expend significant resources in developing the necessary documentation and testing procedures required by Section 404 of the Sarbanes-Oxley Act, there is a risk that we may not be able to comply timely with all of the requirements imposed by this rule. Regardless of whether we are required to receive a positive attestation from our independent registered public accounting firm with respect to our internal controls, if we are unable to do so, investors and others may lose confidence in the reliability of our financial statements and our stock price and ability to obtain equity or debt financing as needed could suffer.

In addition, in the event that our independent registered public accounting firm is unable to rely on our internal controls in connection with its audit of our financial statements, and in the further event that it is unable to devise alternative procedures in order to satisfy itself as to the material accuracy of our financial statements and related disclosures, it is possible that we would be unable to file our Annual Report on Form 10-K with the SEC, which could also adversely affect the market for and the market price of our common stock and our ability to secure additional financing as needed.

We may be subject to liability under the income tax laws of the PRC for the failure to withhold income tax on the dividends paid to the former shareholders of our operating subsidiaries.

Our subsidiaries paid dividends to their then shareholders in the amount of approximately $13.1 million and $8.9 million in the years ended September 30, 2009 and 2008, respectively. According to the income tax laws in the PRC, our PRC subsidiaries were required to withhold income tax of 20% on the dividends paid to shareholders, which it failed to do. In the event that these taxes cannot be collected from the shareholders, our PRC subsidiaries may be liable to pay the unpaid amount of approximately $4.4 million and a late payment penalty may be levied in an amount ranging from 50% to maximum of five times the taxes owing. Although we obtained letters from PRC resident shareholders to the effect that that these tax liabilities are their personal responsibility, these letters may not be enforceable to adequately shield us from tax liability. While we believe the likelihood of our being required to pay the taxes is remote, based on advice from the local tax authority, the PRC tax authorities may take a different position in the future and seek to assess us.

Risks Relating To Our Industry

The outbreak of animal diseases could adversely affect our operations.

An occurrence of serious animal diseases, such as foot-and-mouth disease, or any outbreak of other epidemics in the PRC affecting animals or humans might result in material disruptions to our operations, material disruptions to the operations of our customers or suppliers, a decline in the supermarket or food retail industry or slowdown in economic growth in the PRC and surrounding regions, any of which could have a material adverse effect on our operations and turnover. Recently, there has been an outbreak of streptococcus suis in pigs, principally in Sichuan Province, PRC, with a large number of cases of human infection following contact with diseased pigs. There also have been unrelated reports of diseased pigs in Guangdong Province, PRC. Our procurement and production facilities are located in Jiangxi Province, PRC and were not affected by the streptococcus suis outbreak. However, our facilities or products may be affected by an outbreak of this disease or similar diseases in the future, and the market for pork products in the PRC may decline as a result of fear of disease. In either case, our business, results of operations and financial condition would be adversely and materially affected.

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

We may be subject to substantial liability should the consumption of any of our products cause personal injury or illness, and we do not maintain product liability insurance to cover our potential liabilities.

The sale of food products for human consumption involves an inherent risk of injury to consumers, and we do not have product liability or any other insurance covering such risks. We sell live pigs, and not processed pigs. However, live pigs may carry viruses, bacterial or fungal infection which may result is injury or death to someone who eats the pork from our pigs. Even if a product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding any assertions that our products caused personal injury or illness could adversely affect our reputation with customers and our corporate and brand image. We do not maintain product liability insurance. Product liability claims may be asserted against us, which could have a material adverse effect on our revenues, profitability and business reputation.

The government of the PRC has broad powers to set price controls, which, if adopted, could impair our profitability.

The government of the PRC has broad powers to adopt price controls, and has recently expressed concern about the effect of the rising prices of food. Although it has not sought to apply price controls to either the sale or pigs or the sale of corn or other feed grains, the government has the power to do so. If price controls are adopted, our revenue would be affected, and, if price controls are placed on the sale of pigs and not the sale of feed, we would not be able to increase our sales prices to cover increases in the cost of feed. Further, if price controls are imposed on both the sale of pigs and the sale of feed, the government could effective determine our gross margin.

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

Risks Relating to the People’s Republic of China

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

Enterprises in the PRC, including foreign invested enterprises, or FIEs, which require foreign exchange for transactions relating to current account items, may, without approval of the State Administration of Foreign Exchange, or SAFE, effect payment from their foreign exchange account or convert and pay at the designated foreign exchange banks by providing valid receipts and proofs.

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

The value of the RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions as well as economic policies of the PRC. On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the RMB to the U.S. dollar. Under the new policy, the RMB has been permitted to fluctuate within a narrow and managed band against a basket of foreign currencies. This change in policy has resulted in an approximately 16.4% appreciation of the RMB against the U.S. dollar between July 21, 2005 and July 15, 2010, and as of November 23, 2010, the exchange rate was RMB 6.63 to $1.00. There remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the RMB against the U.S. dollar. In June 2010, the PRC government indicated that it would make the foreign exchange rate of the RMB more flexible, which increases the possibility of sharp fluctuations in RMB value in the near future and thus unpredictability associated with RMB exchange rates.

Substantially all of our revenues and costs are denominated in the RMB, and a significant portion of our financial assets is also denominated in the RMB. Further, we rely principally on dividends and other distributions paid by our operating subsidiaries in China. Any significant revaluation of the RMB could materially and adversely affect our cash flows, revenues, earnings and financial position, and the value of, and any dividends payable with respect to, our shares in U.S. dollars. Any fluctuations of the exchange rate between the RMB and the U.S. dollar could also result in foreign currency translation losses for financial reporting purposes.

Since our assets are located in the PRC, any dividends of proceeds from liquidation are subject to the approval of the relevant Chinese government agencies.

Our operating assets are located inside the PRC. Under the laws governing FIEs in the PRC, dividend distribution and liquidation are allowed but subject to special procedures under the relevant laws and rules. Any dividend payment will be subject to the decision of the board of directors and subject to foreign exchange rules governing such repatriation. Any liquidation is subject to the relevant government agency’s approval and supervision as well as the foreign exchange control. This may generate additional risk for our investors in case of dividend payment and liquidation.

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

Our PRC stockholders are required to register with the State Administration of Foreign Exchange and their failure to do so could cause us to lose our ability to remit profits out of the PRC as dividends.

The State Administration of Foreign Exchange, or SAFE, has promulgated several regulations, including Circular No. 75, or Circular 75, which became effective in November 2005, requiring PRC residents, including both PRC legal person residents and PRC natural person residents, to register with the competent local SAFE branch before establishing or controlling any company outside of the PRC for the purpose of equity financing with assets or equities of PRC companies, referred to in Circular 75 as an offshore SPC. PRC residents that have established or controlled an offshore SPC, which has finished a round-trip investment before the implementation of Circular 75, are required to register their ownership interests or control in such SPC with the local offices of SAFE. Under Circular 75, the term “PRC legal person residents” as used in Circular 75 refers to those entities with legal person status or other economic organizations established within the territory of the PRC. The term “PRC natural person residents” as used in Circular 75 includes all PRC citizens and all other natural persons, including foreigners, who habitually reside in the PRC for economic benefit. The term SPC refers to an offshore entity established or controlled, directly or indirectly, by PRC residents or PRC entities for the purpose of seeking offshore equity financing using assets or interests owned by such PRC residents or PRC entities in onshore companies, and the term “round-trip investment” refers to the direct investment in the PRC by PRC residents through SPCs, including without limitation, establishing foreign invested enterprises and using such foreign invested enterprises to purchase or control (by way of contractual arrangements) onshore assets.

In addition, any PRC resident that is the shareholder of an offshore SPC is required to amend its SAFE registration with the local SAFE branch upon (i) injection of equity interests or assets of an onshore enterprise to the offshore entity, or (ii) subsequent overseas equity financing by such offshore entity. PRC residents are also required to complete amended registrations or filing with the local SAFE branch within 30 days of any material change in the shareholding or capital of the offshore entity not involving a round-trip investment, such as changes in share capital, share transfers and long-term equity or debt investments, of already organized, or gained control of, offshore entities that have made onshore investments in the PRC before Circular 75 was promulgated must register with their shareholdings in the offshore entities with the local SAFE branch on or before March 31, 2006.

Under Circular 75, PRC residents are further required to repatriate into the PRC all of their dividends, profits or capital gains obtained from their shareholdings in the offshore entity within 180 days of their receipt of such dividends, profits or capital gains. The registration and filing procedures under the Circular 75 are prerequisites for other approval and registration procedures necessary for capital inflow from the offshore entity, such as inbound investments or shareholders loans, or capital outflow to the offshore entity, such as the payment of profits or dividends, liquidating distributions, equity sale proceeds, or the return of funds upon a capital reduction.

To further clarify the implementation of Circular 75, SAFE issued Circular No. 106, or Circular 106, in May 2007, which SAFE issued to its local branches with respect to the operational process for SAFE registration that standardizing mores specific and stringent supervision on the registration relating to the Circular 75. Under Circular 106, PRC subsidiaries of an offshore SPC are required to coordinate and supervise the filing of SAFE registrations by the offshore holding company’s shareholders who are PRC residents in a timely manner. If these shareholders and/or beneficial owners fail to comply, the PRC subsidiaries are required to report such failure to the local SAFE authorities and, if the PRC subsidiaries do report the failure, the PRC subsidiaries may be exempted from any potential liability to them related to the stockholders’ failure to comply. The failure of these shareholders and/or beneficial owners to timely amend their SAFE registrations pursuant to the Circular 75 and Circular 106 or the failure of future shareholders and/or beneficial owners of our company who are PRC residents to comply with the registration procedures set forth in the Circular 75 and Circular 106 may subject such shareholders, beneficial owners and/or our PRC subsidiaries to fines and legal sanctions and may also limit our ability to contribute additional capital into our PRC subsidiaries, limit our PRC subsidiaries ability to distribute dividends to our company or otherwise adversely affect our business.

These regulations apply to our stockholders who are PRC residents. As of the date at this prospectus, none of our stockholders are PRC residents; however, before the PRC option holders become stockholders, they will be required to register under Circular 75. PRC residents who are or become stockholders may not comply with the SAFE registration requirements. In the event that these or other of our PRC-resident stockholders do not follow the procedures required by SAFE, we could (i) be exposed to fines and legal sanctions, (ii) lose the ability to contribute additional capital into our PRC subsidiaries or distribute dividends to our US holding company, (iii) face liability for evasion of foreign-exchange regulations, and/or (iv) lose the ability to consolidate the financial statements of our PRC subsidiaries under applicable accounting principles.

Recent PRC regulations relating to acquisitions of PRC companies by foreign entities may create regulatory uncertainties that could restrict or limit our ability to operate. Our failure to obtain the prior approval of the China Securities Regulatory Commission, or CSRC, for the listing and trading of our common stock could have a material adverse effect on our business, operating results, reputation and trading price of our common stock.

In August 2006, the PRC Ministry of Commerce, or MOFCOM, joined by the State-owned Assets Supervision and Administration Commission of the State Council, the State Administration of Taxation, the State Administration for Industry and Commerce, the China Securities Regulatory Commission, or CSRC, and SAFE, released a substantially amended version of the Provisions for Foreign Investors to Merge with or Acquire Domestic Enterprises, or the Revised M&A Regulations, which took effect September 8, 2006. These rules significantly revised China’s regulatory framework governing onshore-to-offshore restructurings and foreign acquisitions of domestic enterprises. These rules signify greater PRC government attention to cross-border merger, acquisition and other investment activities, by confirming MOFCOM as a key regulator for issues related to mergers and acquisitions in China and requiring MOFCOM approval of a broad range of merger, acquisition and investment transactions. Further, these rules establish reporting requirements for acquisition of control by foreigners of companies in key industries, and reinforce the ability of the Chinese government to monitor and prohibit foreign control transactions in key industries.

In addition, the Revised M&A Regulations include new provisions that purport to require that an offshore SPC formed for listing purposes and controlled directly or indirectly by PRC companies or individuals must obtain the approval of the CSRC prior to the listing and trading of such SPC’s securities on any non-PRC stock exchange. In September 2006, the CSRC published on its official website procedures specifying documents and materials required to be submitted to it by SPCs seeking CSRC approval of their overseas listings. However, the application of this PRC regulation remains unclear with no consensus currently existing among the leading PRC law firms regarding the scope and applicability of the CSRC approval requirement.

As part of our reverse merger with SCLI, the former Jiangxi Huaxin shareholders and their designee were granted an option to purchase 4,386,438 shares of our common stock at a nominal price of $0.01 per share pursuant to the restated option agreement.

The PRC regulatory authorities may take the view that entry into the restated option agreements may collectively constitute an onshore to offshore restructuring and a related party acquisition under the M&A Regulations, because upon the consummation of these transactions and after the option is fully exercised, PRC individuals would become majority owners and effective controlling parties of a foreign entity that acquired ownership of Jiangxi Huaxin. The PRC regulatory authorities may also take the view that the relevant parties should fully disclose to the local SAFE branch or MOFCOM the overall restructuring arrangement and the existence of the reverse acquisition. Our PRC counsel has opined among other things that: (i) our ownership structure created by the share transfers and our reverse merger and the option in favor of the former Jiangxi Huaxin shareholders do not violate any provisions of applicable PRC laws, (ii) no PRC governmental approvals were required under the Revised M&A Regulations in connection with our acquisition of our current ownership interests in any of our PRC subsidiaries, and (iii) CSRC approval is not required in the context of the public offering. Our PRC counsel has reviewed and approved of these statements.

However, PRC regulatory authorities, including MOFCOM and the CSRC, may not take the same view as our PRC counsel. If the PRC regulatory authorities take the view that the reverse acquisition constitutes a related party acquisition under the revised M&A Regulations, we may not be able to obtain any approval required from the national offices of MOFCOM or otherwise.

If the PRC regulatory authorities take the view that the option constitutes a related party acquisition without the approval of the national offices of MOFCOM, they could invalidate the option. We may also face regulatory actions or other sanctions from the MOFCOM or other PRC regulatory agencies. These regulatory agencies may impose fines and penalties on our operations in the PRC, limit our operating privileges in the PRC, delay or restrict the repatriation of the proceeds from our financing, investment, or operating activities into the PRC, or take other actions that could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our shares.

Failure to comply with the United States Foreign Corrupt Practices Act could subject us to penalties and other adverse consequences.

As a Delaware corporation, we are subject to the United States Foreign Corrupt Practices Act, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Some foreign companies, including some that may compete with our company, may not be subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices may occur from time-to-time in the PRC. However, our employees or other agents may engage in conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

Due to various restrictions under PRC laws on the distribution of dividends by our PRC operating companies, we may not be able to pay dividends to our stockholders.

The Wholly Foreign Owned Enterprise Law (1986), as amended and The Wholly Foreign Owned Enterprise Law Implementing Rules (1990), as amended and the Company Law of the PRC (2006) contain the principal regulations governing dividend distributions by wholly foreign owned enterprises. Under these regulations, wholly foreign owned enterprises may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. Additionally, such companies are required to set aside a certain amount of their accumulated profits each year, if any, to fund certain reserve funds. These reserves are not distributable as cash dividends except in the event of liquidation and cannot be used for working capital purposes. The PRC government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of the PRC. We may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency for the payment of dividends from our profits.

Furthermore, if our subsidiaries in China incur debt on their own in the future, the instruments governing the debt may restrict their and our ability to pay dividends or make other payments. If we or our subsidiaries are unable to receive all of the revenues from our operations through these contractual or dividend arrangements, we may be unable to pay dividends on our common stock.

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

Under the PRC Enterprise Income Tax Law, one or more of our non-PRC subsidiaries may be classified as a “resident enterprise” of the PRC, which could result in PRC tax consequences to us.

On March 16, 2007, the National People’s Congress approved and promulgated a new tax law, the PRC Enterprise Income Tax Law, or “EIT Law,” which took effect on January 1, 2008. Under the EIT Law, enterprises are classified as resident enterprises and non-resident enterprises. An enterprise established outside of the PRC with a “de facto management body” within the PRC is considered a “resident enterprise,” meaning that it can be treated in a manner similar to an enterprise organized under the laws of the PRC for EIT purposes. The implementing rules of the EIT Law define “de facto management body” as a managing body that in practice exercises “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise; however, it remains unclear whether the PRC tax authorities would deem our managing body or the managing body of any of our non-PRC subsidiaries as being located within the PRC. Due to the short history of the EIT Law and lack of applicable legal precedents, the PRC tax authorities determine the PRC tax resident treatment of a non-PRC company on a case-by-case basis.

If the PRC tax authorities determine that we or any of our offshore subsidiaries is a “resident enterprise” for EIT purposes, a number of PRC tax consequences could follow. First, we may be subject to the EIT at a rate of 25% on their respective worldwide taxable incomes, as well as EIT reporting obligations. Second, under the EIT Law and its implementing rules, dividends paid between “qualified resident enterprises” are exempt from EIT. As a result, if we or any of our offshore subsidiaries are treated as “qualified resident enterprises,” all dividends from Beijing Huaxin to us, through our non-PRC subsidiaries, should be exempt from the EIT.

If Mayson Holdings were treated as a PRC “non-resident enterprise” under the EIT Law, then dividends that Mayson Holdings receives from Beijing Huaxin (assuming such dividends were considered sourced within the PRC) (i) may be subject to a 5% PRC withholding tax, if the Arrangement between the Mainland of China and the Hong Kong Special Administrative Region for the Avoidance of Double Taxation and the Prevention of Fiscal Evasion with Respect to Taxes on Income (the “PRC-Hong Kong Tax Treaty”) were applicable, or (ii) if such treaty does not apply (i.e., because the PRC tax authorities may deem Mayson Holdings to be a conduit not entitled to treaty benefits), may be subject to a 10% PRC withholding tax. Similarly, if we, SCLI, Mayson International or Mayson Enterprises were treated as a “non-resident enterprise” under the EIT Law and the subsidiary paying dividends to such entity were treated as a “resident enterprise” under the EIT Law, then the dividends received (assuming such dividends were considered sourced within the PRC) may be subject to a 10% PRC withholding tax. Any such taxes on dividends could materially reduce the amount of dividends, if any, we could pay to our stockholders.

Finally, if we are determined to be a “resident enterprise” under the EIT Law, this could result in a situation in which a 10% PRC tax is imposed on dividends we pay to our enterprise (but not individual) investors that are not tax residents of the PRC (“non-resident investors”) and gains derived by them from transferring our common stock, if such income or gain is considered PRC-sourced income by the relevant PRC tax authorities. In such event, we may be required to withhold a 10% PRC tax on any dividends paid to our non-resident investors. Our non-resident investors also may be responsible for paying PRC tax at a rate of 10% on any gain realized from the sale or transfer of our common stock in certain circumstances. We would not, however, have an obligation to withhold PRC tax with respect to such gain under the PRC tax laws.

Moreover, the State Administration of Taxation (“SAT”) released Circular Guoshuihan No. 698 (“Circular 698”) on December 10, 2009 that reinforces the taxation of certain equity transfers by non-resident investors through overseas holding vehicles. Circular 698 addresses indirect equity transfers as well as other issues. Circular 698 is retroactively effective from January 1, 2008. According to Circular 698, where a non-resident investor that indirectly holds an equity interest in a PRC resident enterprise through a non-PRC offshore holding company indirectly transfers an equity interest in the PRC resident enterprise by selling an equity interest in the offshore holding company, and the latter is located in a country or jurisdiction where the actual tax burden is less than 12.5% or where the offshore income of its residents is not taxable, the non-resident investor is required to provide the PRC tax authorities in charge of that PRC resident enterprise with certain relevant information within 30 days of the transfer. The PRC tax authorities in charge will evaluate the offshore transaction for tax purposes. In the event that the tax authorities determine that such transfer is abusing forms of business organization and a reasonable commercial purpose for the offshore holding company other than the avoidance of PRC income tax liability is lacking, the tax authorities will have the power to re-assess the nature of the equity transfer under the doctrine of substance over form. A reasonable commercial purpose may be established when the overall international (including U.S.) offshore structure is set up to comply with the requirements of supervising authorities of international (including U.S.) capital markets. If the SAT’s challenge of a transfer is successful, it may deny the existence of the offshore holding company that is used for tax planning purposes and subject the non-resident investor to PRC tax on the capital gain from such transfer. Because Circular 698 has a short history, there is uncertainty as to its application. We (or a non-resident investor) may become at risk of being taxed under Circular 698 and may be required to expend valuable resources to comply with Circular 698 or to establish that we (or such non-resident investor) should not be taxed under Circular 698, which could have a material adverse effect on our financial condition and results of operations (or such non-resident investor’s investment in us).

If any PRC tax applies to a non-resident investor, the non-resident investor may be entitled to a reduced rate of PRC tax under an applicable income tax treaty and/or a deduction for such PRC tax against such investor’s domestic taxable income or a foreign tax credit in respect of such PRC tax against such investor’s domestic income tax liability (subject to applicable conditions and limitations). Investors should consult their own tax advisors regarding the applicability of any such taxes, the effects of any applicable income tax treaties, and any available deductions or foreign tax credits.

Risks Relating to Our Securities

An active trading market for our shares may not develop.

There is no public market for our common stock. Although we have applied to have our common stock approved for listing on the Nasdaq Capital Market, we will not receive approval for listing except in connection with a public offering.  Until and unless we complete our proposed public offering or otherwise meet the Nasdaq Capital Market listing requirements relating to our stock price and shareholder distribution, we will not be listed on Nasdaq and, if we are not listed on Nasdaq, we cannot assure you that our stock will be traded on the OTC Bulletin Board.  Even if our stock is traded on the OTC Bulletin Board or is listed on the Nasdaq Capital Market, an active trading market for our shares may never develop or be sustained.

In order to raise sufficient funds to expand our operations, we may have to issue additional securities at prices which may result in substantial dilution to our stockholders.

If we raise additional funds through the sale of equity or convertible debt, including our proposed public offering, our current stockholders’ percentage ownership will be reduced. In addition, these transactions may dilute the value of our securities outstanding. We may have to issue securities that may have rights, preferences and privileges senior to our common stock. We may be unable to raise additional funds on terms which are not acceptable to us, if at all. If future financing is not available or is not available on acceptable terms, we may not be able to fund our future needs, which would have a material adverse effect on our business plans, prospects, results of operations and financial condition.

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

ITEM 2. DESCRIPTION OF PROPERTY

 We have a total of 24 farms, as shown on the map below.

Jiangxi Huaxin owns 99% of the equity interest of Jiangxi Yingtan Fuxin Development and Trade Co., Ltd., Yujiang Decheng Livestock Co., Ltd., Yingtan Livestock Feeds Development Co., Ltd., Yujiang Xiangying Swine Co., Ltd., Yujiang Xianyue Livestock Feeds Co., Ltd., Yingtan Yujiang Zhongtong Swine Co., Ltd. and Yujiang Fengyuan Livestock Co., Ltd. These seven entities, together with the other farms and productions under Jiangxi Huaxin, SCLI-Jiangxi and Beijing Huaxin, are our main operations.

1. Jiangxi Yingtan Fuxin Development and Trade Co., Ltd. (“Yingtan Fuxing”): Yingtan Fuxing, a majority-owned subsidiary of Jiangxi Huaxin, is located in Yujiang town, Yingtan City. It operates eight hog farms. Including:

●
Baita Farm. Baita Farm’s primary facility is a breeder hog farm located in Yujiang town, Yingtan City. The facility, which is situated on 53,280 square meters of developed land, is leased from the Chinese government for a period of 50 years and is scheduled to expire on 2049. Baita Farm pays $1,466 annual rent under the terms of the lease.

●
Sanba (1) Farm. Sanba (1) Farm’s primary facility is a breeder hog farm located in Yujiang town, Yingtan City. The facility, which is situated on 13,986 square meters of developed land, is leased from the Chinese government for a period of 17 years and is scheduled to expire on 2026. Sanba (1) Farm pays $440 annual rent under the terms of the lease.

●
Sanba (2) Farm. Sanba (2) Farm’s primary facility is a breeder hog farm located in Yujiang town, Yingtan City. The facility, which is situated on 19,980 square meters of developed land, is leased from the Chinese government for a period of 20 years and is scheduled to expire on 2014. Sanba (2) Farm pays $293 annual rent under the terms of the lease.

●
The Third Farm. The Third Farm’s primary facility is a breeder hog farm located in Yujiang town, Yingtan City. The facility, which is situated on 66,660 square meters of developed land, is leased from the Chinese government for a period of 50 years and is scheduled to expire on 2050. The Third Farm pays $220 annual rent under the terms of the lease.

●
Four-1 Farm. Four-1 Farm’s primary facility is a breeder hog farm located in Yujiang town, Yingtan City. The facility, which is situated on 26,640 square meters of developed land, is leased from the Chinese government for a period of 40 years and is scheduled to expire on 2055. Four-1 Farm pays $147 annual rent under the terms of the lease.

●
Four-2 Farm. Four-2 Farm’s primary facility is a breeder hog farm located in Yujiang town, Yingtan City. The facility, which is situated on 23,310 square meters of developed land, is leased from the Chinese government for a period of 40 years and is scheduled to expire on 2040. Four-2 Farm pays $176 annual rent under the terms of the lease.

●
Four-3 Farm. Four-3 Farm’s primary facility is a breeder hog farm located in Yujiang town, Yingtan City. The facility, which is situated on 23,310 square meters of developed land, is leased from the Chinese government for a period of 50 years and is scheduled to expire on 2053. Four-3 Farm pays $161 annual rent under the terms of the lease.

●
Wangjintang Farm. Wangjintang Farm’s primary facility is a breeder hog farm located in Yujiang town, Yingtan City. The facility, which is situated on 53,280 square meters of developed land, is leased from the Chinese government for a period of 30 years and is scheduled to expire on 2034. Wangjintang Farm pays $2,786 annual rent under the terms of the lease.

2. Yujiang Decheng Livestock Co., Ltd. (“Yujiang Decheng”): Yujiang Decheng, a majority-owned subsidiary of Jiangxi Huaxin, is located in Yujiang town, Yingtan City. It operates two (2) hog farms. Including:

●
The First Farm. The First Farm’s primary facility is a breeder hog farm located in Yujiang town, Yingtan City. The facility, which is situated on 19,980 square meters of developed land, is leased from the Chinese government for a period of 50 years and is scheduled to expire on 2048. The First Farm pays $440 annual rent under the terms of the lease.

●
The Second Farm. The Second Farm’s primary facility is a breeder hog farm located in Yujiang town, Yingtan City. The facility, which is situated on 26,640 square meters of developed land, is leased from the Chinese government for a period of 40 years and is scheduled to expire on 2044. The Second Farm pays $323 annual rent under the terms of the lease.

3. Yingtan Livestock Feeds Development Co., Ltd. (“Yingtan Livestock”): Yingtan Livestock, a majority-owned subsidiary of Jiangxi Huaxin, is located in Yujiang town, Yingtan City. It operates one (1) hog farm. It is:

●
The First Farm. The First Farm’s primary facility is a breeder hog farm located in Yujiang town, Yingtan City. The facility, which is situated on 51,948 square meters of developed land, is leased from the Chinese government for a period of 30 years and is scheduled to expire on 2034. The First Farm pays $1,144 annual rent under the terms of the lease.

4. Yujiang Xiangying Swine Co., Ltd. (“Yujiang Xiangying”): Yujiang Xiangying, a majority-owned subsidiary of Jiangxi Huaxin, is located in Yujiang town, Yingtan City. It operates one (1) hog farm. It is:

●
Xiangying Farm. Xiangying Farm’s primary facility is a breeder hog farm located in Yujiang town, Yingtan City. The facility, which is situated on 29,970 square meters of developed land, is leased from the Chinese government for a period of 30 years and is scheduled to expire on 2026. Xiangying Farm pays $733 annual rent under the terms of the lease.

5. Yujiang Xianyue Livestock Feeds Co., Ltd., (“Yujiang Xianyue”): Yujiang Xianyue, a majority-owned subsidiary of Jiangxi Huaxin, is located in Yujiang town, Yingtan City. It operates one (1) hog farm. It is:

●
Xianyue Farm. Xianyue Farm’s primary facility is a breeder hog farm located in Yujiang town, Yingtan City. The facility, which is situated on 33,300 square meters of developed land, is leased from the Chinese government for a period of 20 years and is scheduled to expire on 2014. Xianyue Farm pays $733 annual rent under the terms of the lease.

6. Yingtan Yujiang Zhongtong Swine Co., Ltd., (“Yingtan Zhongtong”): Yingtan Zhongtong, a majority-owned subsidiary of Jiangxi Huaxin, is located in Yujiang town, Yingtan City. It operates one (1) hog farm. It is:

●
Zhongtong Farm. Zhongtong Farm’s primary facility is a breeder hog farm located in Yujiang town, Yingtan City. The facility, which is situated on 15,318 square meters of developed land, is leased from the Chinese government for a period of 30 years and is scheduled to expire on 2031. Zhongtong Farm pays $261 annual rent under the terms of the lease.

7. Yujiang Fengyuan Livestock Co., Ltd. (“Yujiang Fengyuan”): Yujiang Fengyuan, a majority-owned subsidiary of Jiangxi Huaxin, is located in Yujiang town, Yingtan City. It operates five (5) hog farms. Including:

●
New Farm. The New Farm’s primary facility is a breeder hog farm located in Yujiang town, Yingtan City. The facility, which is situated on 39,960 square meters of developed land, is leased from the Chinese government for a period of 50 years and is scheduled to expire on 2054. The New Farm pays $1,100 annual rent under the terms of the lease.

●
Old Farm. The Old Farm’s primary facility is a breeder hog farm located in Yujiang town, Yingtan City. The facility, which is situated on 39,960 square meters of developed land, is leased from the Chinese government for a period of 50 years and is scheduled to expire on 2046. The Old Farm pays $1,320 annual rent under the terms of the lease.

●
Three-1 Farm. The Three-1 Farm’s primary facility is a breeder hog farm located in Yujiang town, Yingtan City. The facility, which is situated on 29,970 square meters of developed land, is leased from the Chinese government for a period of 50 years and is scheduled to expire on 2034. The Three-1 Farm pays $418 annual rent under the terms of the lease.

●
Three-2 Farm. The Three-2 Farm’s primary facility is a breeder hog farm located in Yujiang town, Yingtan City. The facility, which is situated on 39,960 square meters of developed land, is leased from the Chinese government for a period of 50 years and is scheduled to expire on 2052. The Three-2 Farm pays $352 annual rent under the terms of the lease.

●
Three-3 Farm. The Three-3 Farm’s primary facility is a breeder hog farm located in Yujiang town, Yingtan City. The facility, which is situated on 26,640 square meters of developed land, is leased from the Chinese government for a period of 50 years and is scheduled to expire on 2039. The Three-3 Farm pays $513 annual rent under the terms of the lease.

Jiangxi Huaxin owns two additional farms besides the abovementioned ones in Yujiang town, Yingtan City. They are:

●
Liangqi Farm. Liangqi Farm’s primary facility is a breeder hog farm located in Yujiang town, Yingtan City. The facility, which is situated on 33,300 square meters of developed land, is leased from the Chinese government for a period of 30 years and is scheduled to expire on 2031. Liangqi Farm pays $1,333 annual rent under the terms of the lease.

●
Yongsheng Farm. Yongsheng Farm’s primary facility is a breeder hog farm located in Yujiang town, Yingtan City. The facility, which is situated on 29,970 square meters of developed land, is leased from the Chinese government for a period of 30 years and is scheduled to expire on 2031. Yongsheng Farm pays $888 annual rent under the terms of the lease.

SCLI-Jiangxi owns three farms in Yujiang town, Yingtan City. They are:

●
Yinmei Farm. Yinmei Farm’s primary facility is a breeder hog farm located in Yujiang town, Yingtan City. The facility, which is situated on 26,640 square meters of developed land, is leased from the Chinese government for a period of 50 years and is scheduled to expire on 2039. Yinmei Farm pays $519 annual rent under the terms of the lease.

●
Changsong Farm. Changsong Farm’s primary facility is a breeder hog farm located in Yujiang town, Yingtan City. The facility, which is situated on 29,970 square meters of developed land, is leased from the Chinese government for a period of 50 years and is scheduled to expire on 2055. Changsong Farm pays $148 annual rent under the terms of the lease.

●
Jiansheng Farm. Jiansheng Farm’s primary facility is a breeder hog farm located in Yujiang town, Yingtan City. The facility, which is situated on 26,640 square meters of developed land, is leased from the Chinese government for a period of 50 years and is scheduled to expire on 2053. Jiansheng Farm pays $163 annual rent under the terms of the lease.

We own all equipment in our subsidiaries and farms, which include small electricity power and water machines and feed process machines and firedamp process plant; only the farmlands are by lease from the Chinese government.

ITEM 3.LEGAL PROCEEDINGS

We are not presently parties to any litigation.

ITEM 4. (REMOVED AND RESERVED)

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

There has never been a public trading market for our common stock and our common stock is not currently listed or quoted for trading on any national securities exchange or national quotation system. We cannot assure you that a public market will ever develop for our common stock.

As of the December 20, 2010, we had 71 record owners of our common stock.

Our transfer agent is Corporate Stock Transfer, at the address of 3200 Cherry Creek Dr. South, Suite 430, Denver, CO 80209. Its telephone number is (303) 282-4800.

Dividends

We currently do not anticipate paying any cash dividends on our common stock in the foreseeable future. Although we intend to retain our earnings, if any, to finance the growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future, subject to applicable PRC regulations and restrictions as described below. Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant.

Our subsidiaries paid dividends to their then shareholders in the amount of $13,064,075 and $8,897,167 in the years ended September 30, 2009 and 2008, respectively.

In addition, due to various restrictions under PRC laws on the distribution of dividends by our PRC operating companies, we may not be able to pay dividends to our stockholders. The Wholly-Foreign Owned Enterprise Law (1986), as amended, and The Wholly-Foreign Owned Enterprise Law Implementing Rules (1990), as amended and the Company Law of the PRC (2006), contain the principal regulations governing dividend distributions by wholly foreign owned enterprises. Under these regulations, wholly foreign owned enterprises may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. Additionally, such companies are required to set aside a certain amount of their accumulated profits each year, if any, to fund certain reserve funds. These reserves are not distributable as cash dividends except in the event of liquidation and cannot be used for working capital purposes. The PRC government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of the PRC. Therefore, we may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency for the payment of dividends from the Company’s profits. Furthermore, if our subsidiaries and affiliates in China incur debt on their own in the future, the instruments governing the debt may restrict its ability to pay dividends or make other payments. If we or our subsidiaries and affiliates are unable to receive all of the revenues from our operations through the current contractual arrangements, we may be unable to pay dividends on our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

We presently do not have any equity based or other long-term incentive programs. In the future, we may adopt and establish an equity-based or other long-term incentive plan, subject to the approval of our board of directors and, if applicable, our stockholders.

ITEM 6.SELECTED FINANCIAL DATA

Not applicable because we are a smaller reporting company.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following discussion and analysis of the results of operations and financial condition for the fiscal years ended September 30, 2010 and 2009, should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this annual report. The following discussion includes forward-looking statements. For a discussion of important factors that could cause actual results to differ from results discussed in the forward-looking statements, see “Cautionary Statement Regarding Forward-Looking Statements.”

COMPANY OVERVIEW

Through our subsidiaries, we breed and raise commercial hogs for sale in the PRC. We own and operate 24 breeding farms with a current annual production capacity of approximately 220,000 live hogs. Our annual production capacity is the number of hogs that we can deliver to the market annually, assuming the pigs stay healthy, the sows’ breeding pattern is consistent with our past experience, we can provide the necessary feed and epidemic prevention and we can efficiently and timely deliver the hogs to market. Our hog breeding farms are located throughout Yujiang County. We sell more than 70% of our live hogs in Guangdong Province.

According to the US Department of Agriculture report entitled “2010 Trade Forecast Revision: Pork Higher; Beef and Broiler Meat Stable,” China is the world’s largest pork producer, accounting for nearly half of the world’s total production. For 2010, China is expected to produce approximately 50 million metric tons of pork out of an estimated world production of approximately 109 million metric tons.

Our business is primarily affected by the cost of feed and the market for and the selling price of live hogs. Our largest expense is feed for our pigs. During the years ended September 30, 2010 and 2009, our three largest suppliers of feed together accounted for approximately 93% and 92%, respectively, of our total purchases, with the largest supplier accounting for approximately 82% of our feed purchases in both years. If we are not able to purchase from this supplier, we may have difficulty in purchasing feed at a reasonable cost. Since our sales prices are based on market price, we may not be able to increase our price for pigs to cover any increase in the cost of feed.

Our three largest customers accounted for approximately 94% of our revenue for the year ended September 30, 2010 and 98% of our revenue for the year ended September 30, 2009. In particular, we presently sell more than 70% of our hogs to one customer pursuant to contracts, one of which provides for us to sell 50,000 hogs per month, for a total of 600,000 hogs per year, and the other of which provides for us to sell the customer 200,000 hogs per year. The agreements provide for the shipment date and quantity to be subject to future agreement. Since we presently have the capacity to produce 200,000 hogs per year, we expect that we will sell more than 70% of our hogs to this customer. We do not believe that our present inability to deliver 800,000 hogs per year will impair our ability to sell substantially all of our production to this customer. However, the loss or significant reduction in orders from this customer would have a significant impact on our ability to remain profitable. We are significantly increasing our inventory of hogs as well as breeding sows in anticipation of being able to significantly increase our sales. However, we can give no assurance that our existing customers will purchase these pigs or that we will be able to expand our customer base.

During 2009, pig farmers in China suffered from a reduced demand for pigs and pork products which resulted in a significant decline in the sales prices for pigs. Although government intervention helped to reduce the price drop, the government may not step in to prevent declines in the price of pigs in the future.

Our sales of hogs are primarily cash sales which are handled by employees of our farms, none of whom are our officers. In addition, these employees are also responsible for purchases of feed and supplies and other consumables, which they generally purchase with cash. They are responsible for weighing the pigs, determining and collecting the purchase price and making payments on behalf of the subsidiary. The funds are maintained in bank accounts known as savings cards, which are in the name of the employee. Cash from the sale of hogs, net of any funds used to make purchases on behalf of the Company, is deposited in these savings cards and cash is withdrawn to make purchases. At a corporate level, we have little, if any, control over the activities of these employees. As a result, in addition to the difficulty in developing and maintaining internal controls, we are subject to the risks of any business in which payments are received and disbursed in cash, including theft and fraud.

Although the government of the PRC has broad powers to adopt price controls, as of the date of this prospectus, it has not sought to apply price controls to either the sale of hogs or the sale of corn or other feed grains. If price controls are adopted, our revenue would be affected, and, if price controls are placed on the sale of hogs and not the sale of feed, we would not be able to increase our sales prices to cover increases in the cost of feed. If price controls are imposed on both the sale of pigs and the sale of feed, the government could effectively determine our gross margin.

During the period from March 1, 2010 through September 30, 2010, we entered into agreements with several pig farmers pursuant to which we purchased a total of approximately 2,400 breeding sows and approximately 21,000 hogs. These agreements typically provided for the payment of the purchase price in installments. The total purchase price for these pigs was $1.8 million, of which $0.74 million has been paid and the balance of $1.06 million is due in installments on December 31, 2010 and February 28, 2011. In connection with the purchase of the pigs for inventory, we also acquired certain other assets. The total purchase price for these other assets was $3.9 million, of which $1.4 million has been paid and the balance of $2.5 million is due in installments on December 31, 2010 and February 28, 2011.

We plan to take advantage of our rural location and the fact that we are surrounded by rice and vegetable farms by processing our organic waste and selling it as organic fertilizer. With the anticipated increase in our pig inventory, and with our advantageous location in a southern province with many farmlands, we believe that we can develop a profitable fertilizer business.  Organic fertilizers made from livestock manure are commonly used in China. They are environmentally friendly products, are fully exempt from VAT, and are exempt from EIT for the first three years. As of September 2009, the types of organic fertilizer we plan to produce were sold in the range of $117-$132 per ton. If we complete our proposed public offering, we plan to allocate a portion of the proceeds from that offering to begin development of an organic fertilizer line of business. We plan to spend $2 million to build an organic fertilizer line following the completion of the proposed public offering. We will not commence our efforts with respect to the fertilizer business until we receive the funding either from the public offering or from another financing source. The organic fertilizer will be primarily made from pig waste. We anticipate that it will take about six months to build such production line and that it would become operational within three months thereafter. We believe that we will be able to generate revenue from this business as soon as it becomes operational. However, we do not have experience in the fertilizer business which is different from the raising and selling of hogs. Our cost and time estimate may not be accurate, and it may take longer to establish a production facility and the costs may be greater than the $2 million which we have allocated to the project. To the extent that our costs exceed $2 million, we believe that our cash flow from operations can satisfy any additional cash requirements although we may use cash generated from financing or investing activities for this purpose. Further, since our management does not have experience in the fertilizer business, unless we are able to hire qualified personnel to manage the fertilizer business, we may not be able to generate a profit from this business.

Reverse Acquisition and Financing

On March 29, 2010, we acquired all of the capital stock of SCLI in a reverse acquisition transaction, which was accompanied by a financing.  Pursuant to a share exchange agreement, we issued 5,623,578 shares of common stock in exchange for all of the outstanding shares of SCLI. Upon the completion of the transaction, we owned 100% of the stock of SCLI, which owns the operating entities in China. Under generally accepted accounting principles, our acquisition of SCLI and its subsidiaries is equivalent to the acquisition by SCLI of the Company, with the issuance of stock by SCLI for our net monetary assets. This transaction is reflected as a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the acquisition is identical to that resulting from a reverse acquisition. Under reverse acquisition accounting, the comparative historical financial statements of the Company, as the legal acquirer, are those of the accounting acquirer, SCLI. Our financial statements reflect the recapitalization of the stockholders’ equity as if the transactions occurred as of the beginning of the first period presented. Thus, only the 5,623,578 shares of common stock issued to the former SCLI stockholders are deemed to be outstanding for all periods reported prior to the date of the reverse acquisition. The 1,500 shares of common stock that were outstanding on March 29, 2010, net of the 98,500 shares that were cancelled for no consideration pursuant to the share exchange agreement, are treated as if they were issued on March 29, 2010, as part of a recapitalization.

Contemporaneously with the reverse acquisition transaction, we completed the initial closing on a private placement of units at a price of $10.00 per unit. Each unit consisted of two shares of common stock and a four-year warrant to purchase one share of common stock at an exercise price of $5.50 per share.  At closings held on March 29, 2010, March 31, 2010, April 30, 2010 and May 6, 2010, we sold 759,496.5 units for a total of $7,594,965. In the private placement we issued to the investors 1,518,993 shares of common stock and warrants to purchase a total of 759,497 shares of common stock. We paid the placement agents a cash commission equal to 6.5% of the aggregate gross proceeds of the units sold, or $493,673, and issued four-year warrants to purchase 92,564 shares of common stock exercisable at a price of $5.50 per share. The holders of the warrants issued to the placement agents have registration rights identical to the registration rights afforded to the investors. We also agreed to pay the placement agents a cash fee of 8% of the exercise price of any investor’s warrants which are exercised. This fee is due within 48 hours of our receipt of any proceeds from the exercise of these warrants. We further agreed to indemnify the placement agents against certain liabilities, including liabilities under the Securities Act. We paid for the out-of-pocket expenses of $40,000 incurred by the placement agents.

Additionally, our management, Dengfu Xu, Luping Pan, Liqiang Song and the former Jiangxi Huaxin stockholders entered into lock-up agreements with us whereby they agreed that they will not, offer, pledge, sell or otherwise dispose of any common stock or any securities convertible into or exercisable or exchangeable for common stock during the period beginning on and including the date of the final closing of the financing transaction for a period of 18 months. The holders of the options pursuant to the restated option agreement will, upon exercise of the option prior to the expiration of the lock-up period, acquire their shares of common stock subject to the lock-up agreement.

Pursuant to the registration rights agreement with the investors in the private placement financing, we have filed a registration statement covering the shares of common stock that were issued in the private placement and that are issuable upon exercise of the warrants which were issued in the private placement.  We also included in the registration statement an undetermined number of shares of common stock which we propose to sell for our account.  However, the registration statement has not been declared effective as of the date of this annual report, and we cannot assure you that we will receive any proceeds from our proposed public offering.  As a result of our failure to have the registration statement declared effective by November 2, 2010, liquidated damages accrue at the rate of 1% per month until the registration statement is declared effective, with a maximum of 5%.  In December 2010, we paid approximately $76,000 to the investors in the private placement for the first month’s liquidated damages.  If the registration statement is not declared effective by January 1, 2011, an additional $76,000 of liquidated damages will be payable to the investors.  The maximum liquidated damages are approximately $380,000.

RESULTS OF OPERATIONS

Years Ended September 30, 2010 and 2009

The following table sets forth a summary of certain key components of our results of operations for years ended September 30, 2010 and 2009 in dollars and as a percentage of sales (dollars in thousands).

	For the Year Ended September 30,
	2010		2009		Change ($)%
Sales	$40,318	100.0%	$32,140	100.0%	$ 8,178	25.4%
Cost of sales	33,132	82.2%	25,803	80.3%	7,329	28.4%
Gross profit	7,186	17.8%	6,337	19.7%	849	13.4%
Operating expenses	1,067	2.6%	458	1.4%	609	130.0%
Income from operations	6,119	15.2%	5,879	18.3%	240	4.1%
Government subsidies	1,310	3.2%	1,190	3.7%	120	10.1%
Other income (expense)	(149)	(0.4)%	106	0.3%	(255)	(240.6)%
Income before income tax provision	7,280	18.1%	7,175	22.3%	105	1.5%
Net income before non-controlling interest1	7,280	18.1%	7,175	22.3%	105	1.5%
Net income attributable to common shareholders	7,131	17.7%	7,031	21.9%	100	1.4%

1
We are exempt from payment of enterprise income taxes since we are in the business of agricultural breeding of livestock.  If we were required to pay income taxes at the statutory rate of 25%, our net income attributable to common shareholders would be $5,348,537, or $0.84 per share (basic and diluted) for 2010 and $5,273,511, or $0.94 per share (basic and diluted) for 2009.

Sales

Our sales are primarily generated from the sale of hogs which we breed. For the year September 30, 2010 (“Fiscal 2010”), our sales increased 25.4% to approximately $40.3 million from approximately $32.1 million for the year ended September 30, 2009 (“Fiscal 2009”). During fiscal 2010, we sold hogs weighing approximately 21.8 million kilograms, representing an increase of 17.5% from approximately 18.6 million kilograms for fiscal 2009. The average unit selling price in RMB increased 6.9% from RMB 11.8 per kilogram in 2009 to RMB 12.6 per kilogram in fiscal 2010. The average unit selling price, converted into dollars based on the average exchange rate during the year, also increased 6.9% from $1.73 per kilogram in 2009 to $1.85 per kilogram in fiscal 2010. The average unit selling price during the 2009 period reflected the effects of increased competition in the hog market resulting from a decline in demand and an oversupply of hogs. The price increased in the fiscal 2010 period reflecting an overall improvement in the market for hogs, which benefited in part from a government program to purchase frozen pork in an attempt to stabilize the decline in the price for hogs.

Cost of sales; gross margin

Our cost of sales consists primarily of the fodder expense, and we have limited influence on such cost. Cost of sales also includes depreciation of our breeding sows, which was $604,000 for fiscal 2010 and $387,000 for fiscal 2009. We use grain fodder, and the price of fodder is determined solely by suppliers and generally reflects the price of grain. Although we will seek to obtain more beneficial pricing from our suppliers by offering to increase our purchases from this supplier, our increased purchases in fiscal 2010 have not had any significant effect on our supplier’s pricing policies. We may not be able to get more beneficial pricing terms and may become more dependent upon a single supplier. The cost of sales increased by 28.4%, from approximately $25.8 million in 2009 to approximately $33.1 million in fiscal 2010, which was a greater percentage increase than our sales, reflecting a greater increase in our cost of feed than the price at which we could sell our hogs. As a result, our gross margin declined from 19.7% in fiscal 2009 to 17.8% in fiscal 2010.

Operating Expenses

Operating expenses include selling expenses, which were not significant, and overhead expenses such as rent, management and staff salaries, general insurance and offices expenses, including expenses associated with our status as a public company. Operating expenses increased 130.0% from approximately $458,000 in fiscal 2009 to approximately $1.1 million in fiscal 2010, primarily reflecting the increase in professional fees and expenses which we began to incur when we became a public company during fiscal 2010, including increased remuneration for our personnel and legal and audit expenses.

Government Subsidies

The PRC government supports hog producers with subsidies, insurance and vaccines as part of its program to encourage pig farmers to conform to higher standards of care for their pigs. These government subsidies increased 10.1% from approximately $1.2 million in fiscal 2009 to approximately $1.3 million in fiscal 2010.

Income before income taxes

As a result of the foregoing, our income before income taxes increased 1.5% from approximately $7.2 million in fiscal 2009 to approximately $7.3 million in fiscal 2010.

Income tax provision

Our business of agricultural breeding of livestock has been exempt from enterprise income tax since January 2007. Accordingly, we did not pay EIT for either fiscal 2010 or fiscal 2009.

Net income attributable to non-controlling interest

Seven of our subsidiaries have a 1% minority interest. Accordingly, under GAAP, the interest of the non-controlling shareholders is deducted from net income in determining net income allocable to common shareholders. The minority interest was $149,000 in fiscal 2010 and $143,000 in fiscal 2009.

Net Income Allocated to Common Stockholders

As a result of the foregoing, our net income attributable to common stockholders increased from approximately $7.0 million, or $1.25 per share (basic and diluted), to approximately $7.1 million, or $1.13 per share (basic and diluted) for fiscal 2010.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2010, we had working capital of approximately $6.3 million, as compared with working capital of approximately $3.8 million at September 30, 2009. The increase in working capital reflects the receipt of net proceeds of approximately $5.6 million from our private placement of common stock and warrants, our cash flow from operations and our cash payments incurred in purchasing hogs, breeding sows and related assets during the year.

The following table sets forth information as to the principal changes in the components of our working capital (dollars in thousands)

	September 30, 2010	September 30, 2009	Change	Percent Change
Current Assets:
Cash	$2,417	$1,201	1,216	101.2%
Accounts receivable, net	254	75	179	239.0%
Prepaid expense and other receivable	164	0	164	*
Advance for asset purchase	765	0	765	*
Inventories	4,650	5,423	(773)	(14.3%
Total current assets	8,250	6,699	1,551	23.2%
Current Liabilities:
Accounts payable	0	578	(578)	(100.0%
Accrued expenses and other current liabilities	63	47	16	34.0%
Due to related parties	1,860	2,303	(443)	(19.3%
Total current liabilities	1,923	2,928	(1,005)	(34.3%
Working capital	6,327	3,771	2,556	67.8%

* The percentage is not included since it would not provide meaningful information.

In fiscal 2010, we generated approximately $9.3 million from operations, reflecting primarily our net income of $7.3 million and depreciation and amortization of approximately $1.9 million. We used approximately $5.6 million in investing activities, representing approximately $3.3 million for the purchase of property and equipment, $1.6 million for the purchase of breeding sows and a $765,000 advance relating to the purchase of assets for a feed facility. We used approximately $2.5 million in financing activities, reflecting the net proceeds of approximately $5.6 million from our private placement of shares of common stock and warrants which was offset by the repayment of loans from related parties of approximately $8.0 million. During fiscal 2010, our primary source of funds, other than operating activities was the net proceeds of our private placement.

In fiscal 2009, we generated approximately $8.8 million from operations, which reflected primarily our net income of approximately $7.2 million and depreciation and amortization of approximately $1.3 million.  We used $31,000 in investing activities, representing the purchase of breeding sows ($318,000) and the proceeds from the sale of breeding sows ($284,000).  We used approximately $11.1 million in financing activities, primarily $9.5 million of payments made during the beginning of the fiscal year in anticipation of a dividend which was declared in December 2008 and approximately $1.7 million in accrued dividends.

OFF-BALANCE SHEET ARRANGEMENTS

There were no off-balance sheet arrangements during the year ended September 30, 2010 that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our financial statements. These accounting policies are important for an understanding of our financial condition and results of operation. Critical accounting policies are those that are most important to the portrayal of our financial conditions and results of operations and require management’s difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments.

We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our financial statements.

Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant accounting estimates reflected in our financial statements include collectability of account receivable, value of live hogs, useful lives and impairment of property and equipment and the valuation of warrants. Actual results when ultimately realized could differ from those estimates and the differences could be material.

Inventories – Inventories are stated at the lower of cost and net realizable value. Cost is calculated on the weighted average basis and includes all costs to acquire and other costs incurred in bringing the inventories to their present location and condition. We evaluate the net realizable value of our inventories on a regular basis and record a provision for loss to reduce the computed weighted average cost if it exceeds the net realizable value.

Revenue Recognition –We recognize revenue upon transfer of ownership of the hogs to the customer. This occurs at the time the live hogs are weighed and the weight and price have been agreed upon between us and the customer, as evidenced by a signed transportation delivery note.

Impairment of Long-Lived Assets – We apply the provisions of ASC 360-10, which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. We periodically evaluates the carrying value of long-lived assets to be held and used in accordance with ASC 360, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on our review, we believe that, as of September 30, 2010 and 2009, there were no significant impairments of our long-lived assets.

Income tax – We utilize ASC740, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Our business of agricultural breeding of livestock has been exempt from income tax since January 2007. Accordingly, we did not pay EIT for either fiscal 2010 or fiscal 2009.

Government Subsidies– We record as income government subsidies when received from local government authority which are not subject to future return or reimbursement. Government subsidies were $1,310,223 and $1,189,506 for the years ended September 30, 2010 and 2009.

Foreign Currency Translation – We follow ASC 830, “Foreign Currency Translation”, for both the translation and re-measurement of balance sheet and income statement items into U.S. dollars. Resulting translation adjustments are reported as a separate component of accumulated comprehensive income (loss) in stockholders’ equity.

Our functional currency is the United States dollars. Our subsidiaries maintain their books and accounting records in RMB, the PRC’s currency, being their functional currency. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date. Any translation gains (losses) are recorded in exchange reserve as a component of shareholders’ equity. Income and expenditures are translated at the average exchange rate of the year.

Fair Value of Financial Instruments – We apply the provisions of ASC Subtopic 820-10, Fair Value Measurements, for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements.  ASC Subtopic 820-10 also establishes a framework for measuring fair value and expands disclosures about fair value measurements. These estimates can have significant impact on our financial statements based on the assumptions we use. We did not have any financial instruments that are measured at fair value on a recurring basis as of September 30, 2010 and 2009.

Recent Accounting Pronouncements

In February 2010, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update (ASU) 2010-09 to amend ASC 855, Subsequent Events. As a result of the ASU, we are not required to disclose the date through which management evaluated subsequent events in the financial statements - either in originally issued financial statements or reissued financial statements.

In April 2010, the FASB issued ASU 2010-13, Compensation-Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force.  The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  Earlier application is permitted.  The ASU clarifies the question of whether options granted to our Chinese employees which are denominated in United States dollars should be treated as equity or as a liability.  The ASU provides that such options may be treated as equity if they are otherwise qualified for treatment as equity.  We have adopted ASU 2010-13 as of October 1, 2010.  We do not expect the provisions of ASU 2010-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

See Note 3 of Notes to Consolidated Financial Statements with respect to other recent accounting pronouncements, none of which have a material effect upon our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable because we are a smaller reporting company.

ITEM 8.FINANCIAL STATEMENTS

The financial statements begin on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Prior to our reverse acquisition transaction with SCLI on March 29, 2010, our independent registered public accounting firm was Gately & Associates, LLC or Gately, while SCLI’s independent registered public accounting firm was Schwartz Levitsky Feldman, LLP/SRL or SLF. On March 29, 2010, concurrent with the reverse acquisition, our board of directors approved the dismissal of Gately, as our independent auditor, effective immediately. Concurrent with the decision to dismiss Gately as our independent auditor, our board of directors elected to continue the existing relationship of SCLI with SLF as our independent auditor.

Gately’s reports on the financial statements of the Company for the years ended September 30, 2009 and 2008 did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

In connection with the audit and review of the financial statements of the Company through March 29, 2010, there were no disagreements on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with Gately’s opinion to the subject matter of the disagreement.

In connection with the audited financial statements of the Company for the years ended September 30, 2009 and 2008 and interim unaudited financial statement through March 29, 2010, there have been no reportable events with the Company as set forth in Item 304(a)(1)(v) of Regulation S-K.

During the fiscal years ended September 30, 2009 and 2008 and through March 29, 2010, neither us nor anyone acting on our behalf consulted SLF with respect to (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and neither a written report was provided to us or oral advice was provided that SLF concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a disagreement or reportable events set forth in Item 304(a)(1)(iv) and (v), respectively, of Regulation S-K.

We provided Gately with a copy of this disclosure on March 29, 2010, providing Gately with the opportunity to furnish us with a letter addressed to the SEC stating whether it agrees with the statement made by us herein in response to Item 304(a) of Regulation S-K and, if not, stating the respect in which it does not agree. A letter from Gately dated April 1, 2010 was filed by us as Exhibit 16.1 to our current report on Form 8-K on April 1, 2010.

ITEM 9A.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, including our chief executive officer and our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010.

Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation we believe that our disclosure controls and procedures were not effective as of September 30, 2010.

Management’s Annual Report on Internal Control over Financial Reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Our management, including our chief executive officer and our chief financial officer, is responsible for establishing and maintaining for us adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act.  Our internal control system was designed to, in general, provide reasonable assurance to our management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”).   Our management, including our chief executive officer and our chief financial officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2010.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  During our assessment of the effectiveness of internal control over financial reporting as of September 30, 2010, management identified significant deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) our internal audit functions, (iii) the ability of our internal accounting staff to record our transactions to which we are a party which necessitates our bringing in external consultants to supplement this function, and (vi) a lack of segregation of duties within accounting functions. Therefore, our internal controls over financial reporting were not effective as of September 30, 2010. However, management believes that these deficiencies do not amount to a material weakness.

We became a reporting company on March 29, 2010, with the completion of the reverse acquisition.  We began to prepare to be in compliance with the internal control obligations, including Section 404, for our fiscal year ending September 30, 2010.  Prior to March 29, 2010, our internal accounting staff was primarily engaged in ensuring compliance with PRC accounting and reporting requirements for our operating subsidiaries and was not required to meet or apply U.S. GAAP requirements.  As a result, with the exception of certain additional persons who we hired subsequent to March 29, 2010 to address these deficiencies, our current internal accounting department responsible for our financial reporting is relatively new to U.S. GAAP and the related internal control procedures required of U.S. public companies.

In order to correct the foregoing deficiencies, we engaged consultants who are familiar with PRC GAAP and US GAAP to assist us in the preparation of financial statements in accordance with US GAAP, and, in October 2010, we hired a chief financial officer who was familiar with US GAAP.  Under the direction of our chief financial officer we are taking steps to improve our internal audit staff so that the staff will become familiar with both US GAAP and the establishment of internal controls, including controls relating to the operations and cash control at our farms.  We anticipate that, because of the need to hire and train qualified accounting personnel, we will continue to use an independent consultant to assist us in preparing our financial statements in accordance with US GAAP.  We have also, in December 2010, established an audit committee comprised of three independent directors.

Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, we intend to implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

We believe that the foregoing steps will remediate the significant deficiencies identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

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

Our management is not aware of any material weaknesses in our internal control over financial reporting, and nothing has come to the attention of management that causes them to believe that any material inaccuracies or errors exist in our financial statements as of September 30, 2010.  The reportable conditions and other areas of our internal control over financial reporting identified by us as needing improvement have not resulted in a material restatement of our financial statements, and we are not aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement of omission in any report we have filed with or submitted to the Commission.  However, because of the significant deficiencies described above, we believe that our financial controls were not effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the fourth quarter of the year ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

Auditor Attestation

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. The Dodd-Frank Wall Street Reform and Consumer Protection Act exempts us, as a company with a public float of less than $75 million, from the requirement that our independent registered public accounting firm attest to our financial controls.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following individuals constitute our board of directors and executive officers as of the date of this annual report on Form 10-K. Our executive officers are elected annually by our board of directors. Each executive officer holds his office until he resigns, is removed by the Board, or his successor is elected and qualified. Directors are elected annually by our stockholders at the annual meeting. Each director holds his office until his successor is elected and qualified or his earlier resignation or removal.

Name	Age	Position
Dengfu Xu	57	Chairman
Luping Pan	45	President, Chief Executive Officer, Secretary and Director
Wei (Wayne) He	38	Chief Financial Officer and Director
Juxi Liu1,2,3	64	Director
Bernard J. Tanenbaum III2,3	54	Director
William E. Thomson1,,3	69	Director
Maopu Xiao1,2	61	Director

1           Member of the audit committee.
2           Member of the compensation committee
3           Member of the nominating/corporate governance committee.

Dengfu Xu has been the chairman of our board of directors since the completion of the reverse acquisition in March 2010. He has served as management of our subsidiary Jiangxi Huaxin since the formation of the company in April 2005. He has over twenty years of experience in the pig breeding industry. Mr. Xu was a recipient of “Wuyi Model Worker” government award for his “brilliant” achievement in livestock breeding industry. He is also the current Chairman of the Jiangxi Yingtan Pig Breeding Association and a Delegate of Political Consultative Conference of Yingtan City. We believe that Mr. Xu’s experience in the hog industry in general and his service as a key executive of our predecessors qualify him to serve as a director.

Luping Pan has been our chief executive officer, president, secretary and a director since the completion of the reverse acquisition in March 2010. He has served as management of our subsidiary Jiangxi Huaxin since the formation of the company in 2005. He has over ten years of experience in the pig breeding industry. Mr. Pan currently serves as Vice-Chairman of Jiangxi Yingtan Pig Breeding Association and a Delegate of Political Consultative Conference of Yingtan City. From 1986 through 2001, Mr. Pan served as a trade manager with the Yujiang Trade and Economy Bureau. We believe that Mr. Pan’s experience in the pig industry in general and his service as a key executive of our predecessors qualify him to serve as a director.

Wei (Wayne) He was elected as chief financial officer on October 8, 2010. From November 2008 to August 2010, he served as a director of North American operations of Liyuan Aluminum, one of the top aluminum extrusion manufacturing companies in China. From September 2005 to October 2008, Mr. He was founder and managing director of Simba Media, Inc., a media company that facilitates high-level business communications between China and the U.S. Mr. He worked with a variety of clients including China Central Television and China Film Equipment Corporation. Mr. He obtained his master of business administration degree at The Anderson School at UCLA in 2002. We believe that Mr. He’s corporate finance experience and management experience with companies that conduct business in China bring resources that are valuable to the board and qualify him as a director.

Juxi Liu has been a director since November 2010. Mr. Liu served as president of Agricultural Bank of China, Jiangxi Province Branch, from August 1998 to June 2005. From August 1980 to July 1998, he served at the same bank in different positions, including director of human resource department and vice president. From 1969 to 1979, Mr. Liu worked in companies in construction and petroleum industries. He was also a delegate of Jiangxi Provincial Committee of Chinese People’s Political Consultative Conference from February 1998 to February 2008. Mr. Liu holds a bachelor’s degree in Finance and Treasury from Renmin University of China. Mr. Liu has been retired since August 2008. We believe that Mr. Liu’s experience in the financial industry, particularly his position as president of The Jiangxi Province Branch of the Agricultural Bank of China, together with his familiarity with the agriculture industry in China and his educational background qualify him as a director of the Company.

Bernard J. Tanenbaum III has been a director since December 2010.   Mr. Tanenbaum is president of Primus Capital LLC, an Atlanta, Georgia-based structured finance and investment company which he founded in 1997. Mr. Tanenbaum also serves as senior vice president of corporate communications for Funtalk China Holdings Limited, which sells mobile communications devices and accessories in China, since July 2009.  Mr. Tanenbaum served as chief executive officer of Middle Kingdom Alliance Corp., a blank check company that was founded in 2006, after domestication in the Cayman Islands under the name Pypo Digital Company Limited, completed a reverse acquisition with Funtalk China Holdings.  Mr. Tanenbaum was chief executive officer and a director of International Development & Environmental Holdings, Inc. from December 2009 until September 2010, when the company completed a reverse acquisition with a New York based parking garage management company.  Mr. Tanenbaum received a bachelor of arts degree from Tulane University in 1978 and a master’s in business administration from Harvard Business School in 1982.  We believe that Mr. Tanenbaum’ s experience as an executive with experience in Chinese companies will provide insight to the board  in view of our transformation from a domestic Chinese company to a public company subject to the reporting and internal controls requirements of the Securities Exchange Act and Sarbanes Oxley.

William E. Thomson has been a director since December 2010.  Mr. Thomson has been the president of Thomson Associates, Inc., a merchant banking and crisis management company, since 1978. Mr. Thomson is a director of Score Media Inc., a Canadian media company, China Armco Metals, Inc., a distributor of metal ore and non-ferrous metals in China, and Greater China Capital Inc., a capital pool company, and he is director and audit committee chairman of Asia Bio-Chem Group, Inc., a manufacturer of corn starch and related products in China  Mr. Thomson received his bachelors’ degree in business commerce from Dalhousie University in 1961, and became a chartered accountant affiliated with Institute of Chartered Accountants in 1963.   We believe Mr. Thomson’s professional qualifications as a chartered accountant as well as his experience in finance, corporate governance and development and business operations will bring valuable insights to the board into our business operations, financing and corporate governance.

Maopu Xiao has been a director since November 2010. Mr. Xiao served as director of the Agriculture Bureau of Jiangxi Province from December 2001 to August 2009. From September 1988 to December 2001, he served as a government official and official of the Chinese Communist Party of Yingtan City, Guangzhou County, and Yichun County in Jiangxi Province at different times. Before 1988 he held various positions in the provincial, municipal, and local governments in Jiangxi Province. Mr. Xiao holds a bachelor degree in management from Jiangxi Political Science College. Mr. Xiao has been retired since August 2009. We believe that Mr. Xiao’s experience in the agriculture industry and local governments qualifies him as a director of the Company.

There are no family relationships between our director and executive officers.

Committees and Meetings

During the fiscal year ended September 30, 2010, we did not have audit, nominating or compensation committees. Our board of directors handled the functions that would otherwise be handled by each of the committees.

On December 23, 2010, the board of directors also created three committees – an audit committee, a compensation committee and a nominating/corporate governance committee – each of which is composed of three independent directors, and adopted charters for the three committees.

The audit committee will be primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls. The nominating/corporate governance committee will be primarily responsible for nominating directors and setting policies and procedures for the nomination of directors and for overseeing the creation and implementation of our corporate governance policies and procedures. The compensation committee will be primarily responsible for reviewing and approving our salary and benefit policies (including equity plans), including compensation of executive officers.

The audit committee is composed of William E. Thomson, chair, and Juxi Liu and Maopu Xiao.  The compensation committee is composed of Bernard J. Tanenbaum, chair, and Juxi Liu and Maopu Xiao.  The nominating/corporate governance committee is composed of Juxi Liu, chair, and Bernard Tanenbaum and William Thomson.  Mr. Thomson, the audit committee chair, qualifies as an audit committee financial expert.

Code of Ethics

We have adopted a code of ethics that applies to our officers, employees and directors, including our Chief Executive Officer and senior executives.

Section 16 Compliance

Section 16(a) of the Securities Exchange Act of 1934, requires our directors, executive officers and persons who own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other of our equity securities.

To our knowledge, during the fiscal year ended September 30, 2010, based solely on a review of the copies of such reports furnished to us, all reports under Section 16(a) required to be filed by its officers and directors and greater than ten percent (10%) beneficial owners were timely filed except that Sheila Hunter failed to file a Form 4 in connection with herresignation as our president, chief executive officer, chief financial officer, treasurer, secretary and director on March 29, 2010.  Subsequent to September 30, 2010, the following individuals filed a late Form 3:  Wei (Wayne) He, who was elected chief financial officer and director on October 8, 2010, filed his Form 3 on December 23, 2010; Juxi Liuand Maopu Xiao, who were elected directors on November 4, 2010, filed their Form 3 on December 23, 2010.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the fiscal years ended September 30, 2010 and 2009.  Information for Mr. Pan and Mr. Xu for the fiscal year ended 2009 includes compensation from our subsidiaries for periods prior to the reverse acquisition.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Sheila Hunter (1),	2010	0	0	0	0	0	0
President, CEO and CFO	2009	0	0	0	0	0	0

Luping Pan (2),	2010	$29,200	0	0	0	0	$29,200
President, CEO and Secretary	2009	29,200	0	0	0	0	29,200

Dengfu Xu (3)	2010	29,200	0	0	0	0	29,200
Chairman of the Board	2009	29,200	0	0	0	0	29,200

Shu Kaneko (4)	2010	50,000	0	0	0	0	50,000
Chief financial officer

(1)
On March 29, 2010, Sheila Hunter resigned from all offices held in the Company, effective immediately, and from the board of directors effective April 19, 2010, which is 10 days after filing of an information statement required by Rule 14f-1 promulgated under the Exchange Act.

(2)	Does not include dividends paid to Mr. Pan of $1,835,904 during the years ended September 30, 2009. See “Certain Relationships and Related Transactions.”

(3)	Does not include dividends paid to Mr. Xu of $5,737,000 during the year ended September 30, 2009. See “Certian Relationships and Related Transactions.”

(4)	Mr. Kaneko resigned as the chief financial officer on October 8, 2010.

Awards and Options

During the years ended September 30, 2010 and 2009:

•	we did not grant any options or equity-based compensation;
•	no options were exercised and no stock or other equity interest vested;
•	no pension benefit plans were in effect; and
•	there was no nonqualified defined contribution or other nonqualified deferred compensation plans in effect; and
•	there were no outstanding options at fiscal year end.

Employment Agreements

On November 29, 2010, we entered into an employment agreement with Luping Pan, which replaced an agreement dated April 1, 2010 between SCLI and Mr. Pan, pursuant to which he agreed to serve as our chief executive officer through March 31, 2012. We agreed to pay Mr. Pan a base salary of approximately $29,300 per year.

On November 29, 2010, we entered into a director agreement with Dengfu Xu, which replaced an agreement dated April 1, 2010 between SCLI and Mr. Xu, pursuant to which he agreed to serve as our chairman of the board of directors for a term ending in March 31, 2012. We agreed to pay Mr. Xu a base salary of approximately $29,300 per year, in our sole discretion.

On November 29, 2010, we entered into an employment agreement with Mr. Wei (Wayne) He, which replaced an employment agreement dated October 8, 2010 between SCLI and Mr. He, pursuant to which he agreed to serve as our chief financial officer for a term expiring on December 31, 2012. We agreed to pay Mr. He a base salary of $80,000 per year. Upon completion of an underwritten initial public offering, such base salary would increase to $120,000.

The agreements with our officers provide the compensation committee with broad discretion to grant the officers bonuses and equity compensation, but there is no commitment to provide any compensation other than the base salary provided in the agreements. Prior to the formation of a compensation committee, the duties of the compensation committee will be performed by the board of directors.

Director Compensation

The following table shows information regarding the compensation earned during the fiscal year ended September 30, 2010 by the member of our board of directors whose compensation is not included in the summary compensation table.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Xin Zhao (1)	$30,000	-	-	-	$30,000
_______________
(1) Ms. Zhao resigned as a director of the Company on October 8, 2010.

On November 4, 2010, we entered into director agreements with each of Juxi Liu and Maopu Xiao for a period of one year and until their successors are elected. These agreements provide for us to pay each of them $8,000 per year on a quarterly basis.

On December 23, 2010, we entered into director agreements with each of William E. Thomson and Bernard J. Tanenbaum III. Pursuant to our agreement with Mr. Thomson, we will pay Mr. Thomson an annual fee of $28,000 for service as a director and an annual fee of $12,000 for service as chairman of the audit committee.  We will also issue to Mr. Thomson such number of shares as has a value of $15,000 on the date that we complete a public offering of our securities.

Pursuant to our agreement with Mr. Tanenbaum, we will pay Mr. Tanenbaum an annual fee of $30,000 for his service as a director.    We will also issue to Mr. Tanenbaum such number of shares as has a value of $15,000 on the date that we complete a public offering of our securities.

The agreements with both Mr. Thomson and Mr. Tanenbaum provide that compensation for service as a director is payable quarterly, commencing with the completion of a public offering of our securities and, except for the compensation payable to Mr. Thomson for services as chair of the audit committee, includes service on board committees.  The agreements also provide that their compensation for subsequent years shall be determined by the board or the compensation committee, provided that the compensation for any year shall not be less than the compensation for the immediately prior year. Unless the board or the compensation committee otherwise determines with respect to years subsequent to the initial year as a director, the equity compensation for subsequent years shall be issuable on the first business day of January of each subsequent year, commencing with the first business day in January 2012.

Indemnification of Directors and Executive Officers and Limitation of Liability

Under Section 145 of the General Corporation Law of the State of Delaware, we can indemnify our directors and officers against liabilities they may incur in such capacities, including liabilities under the Securities Act. Our certificate of incorporation provides that, pursuant to Delaware law, our directors shall not be liable for monetary damages for breach of the directors’ fiduciary duty of care to us and our stockholders. This provision in the certificate of incorporation does not eliminate the duty of care, and in appropriate circumstances equitable remedies such as injunctive or other forms of non-monetary relief will remain available under Delaware law. In addition, each director will continue to be subject to liability for breach of the director’s duty of loyalty to us or our stockholders, for acts or omissions not in good faith or involving intentional misconduct or knowing violations of the law, for actions leading to improper personal benefit to the director, and for payment of dividends or approval of stock repurchases or redemptions that are unlawful under Delaware law. The provision also does not affect a director’s responsibilities under any other law, such as the federal securities laws or state or federal environmental laws.

Our bylaws provide for the indemnification of our directors to the fullest extent permitted by the Delaware General Corporation Law. Our bylaws further provide that our Board of Directors has discretion to indemnify our officers and other employees. We are required to advance, prior to the final disposition of any proceeding, promptly on request, all expenses incurred by any director or executive officer in connection with that proceeding on receipt of an undertaking by or on behalf of that director or executive officer to repay those amounts if it should be determined ultimately that he or she is not entitled to be indemnified under the bylaws or otherwise. We are not, however, required to advance any expenses in connection with any proceeding if a determination is reasonably and promptly made by our Board of Directors by a majority vote of a quorum of disinterested Board members that (i) the party seeking an advance acted in bad faith or deliberately breached his or her duty to us or our stockholders and (ii) as a result of such actions by the party seeking an advance, it is more likely than not that it will ultimately be determined that such party is not entitled to indemnification pursuant to the applicable sections of our bylaws.

We have entered into indemnification agreements with each of our directors and officers that, in some cases, may be broader than the specific indemnification provisions of Delaware law, and that may provide additional procedural protection. These agreements provide for us to indemnify officers and directors against certain liabilities that may arise because of their status as officers or directors and advance expenses, as incurred, to officers and directors in connection with a legal proceeding, subject to limited exceptions.

We have been advised that in the opinion of the Securities and Exchange Commission, insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable. In the event a claim for indemnification against such liabilities (other than our payment of expenses incurred or paid by our director, officer or controlling person in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question of whether such indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of December 22, 2010 with respect to the beneficial ownership of our common stock, the sole outstanding class of our voting securities, by (i) each stockholder known to be the beneficial owner of more than 5% of the outstanding common stock of the Company, (ii) each executive officer and director, and (iii) all executive officers and directors as a group.

Name and Address of Beneficial Owner (1)(2)	Title	Shares of Common Stock Beneficially Owned	Percent of Class Beneficially Owned (3)

Directors and Executive Officers
Dengfu Xu (4)	Chairman of the Board of Directors	1,075,206	15.1%
Luping Pan (5)	President, Chief Executive Officer, Secretary, and Director	726,589	10.2%
Wei (Wayne) He	Chief Financial Officer and Director	0	0%
Juxi Liu	Director	0	0%
Bernard J. Tanenbaum III	Director	0	0%
William E. Thomson	Director	0	0%
Maopu Xiao	Director	0	0%
Officers and Directors as a Group (a total of two persons beneficially owning stock)		1,801,795	25.3%

5% Owners
Shu Mei Yu, Ltd. (4)(5)(7)(8)(9)		4,386,438	61.4%
Gibralt Capital Corporation (6)		375,000	5.2%
Mude Pan (7)		488,104	6.8%
Genkai Zhang (8)		418,411	5.9%
Xianyue Li (9)		418,441	5.9%

___________________
(1)
Pursuant to Rule 13d-3 under the Exchange Act, beneficial ownership generally includes voting or investment power with respect to securities. Common stock subject to options, warrants or convertible securities exercisable or convertible within 60 days as of the date hereof are deemed outstanding for computing the percentage of the person or entity holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person and is based on 7,144,071 shares of common stock issued and outstanding on December 22, 2010.

(2)	Unless otherwise stated, each beneficial owner has sole power to vote and dispose of the shares.

(3)
Applicable percentage of ownership is based on 7,144,071 shares of common stock outstanding as of December 22, 2010 together with securities exercisable or convertible into common stock within 60 days of December 22, 2010 for each stockholder.

(4)
On February 10, 2010, Liqiang Song granted an option to Dengfu Xu pursuant to which Mr. Xu has the right to purchase for $0.01 per share, a total of 1,075,206 shares of common stock and granted Mr. Xu voting rights with respect to those shares. In September 2010, Mr. Song transferred these shares to Shu Mei Yu, Ltd., subject to the terms of the option and lock-up agreements. See Item 13 “Certain Relationships and Related Transactions.”

(5)
On February 10, 2010, Liqiang Song granted an option to Luping Pan to purchase, for $0.01 per share, a total of 726,589 shares, of common stock and granted Mr. Pan voting rights with respect to those shares. In September 2010, Mr. Song transferred these shares to Shu Mei Yu, Ltd., subject to the terms of the option and lock-up agreements. See Item 13 “Certain Relationships and Related Transactions.”

(6)
Includes 125,000 shares of common stock issuable upon exercise of outstanding warrants at an exercise price of $5.50 per share. Travis Dowle, as managing director, has voting and investment control over the shares owned by this entity.

(7)
On February 10, 2010, Liqiang Song granted an option to Mude Pan pursuant to which Mr. Pan has the right to purchase for $0.01 per share, a total of 488,104 shares of common stock and granted Mr. Pan voting rights with respect to those shares. In September 2010, Mr. Song transferred these shares to Shu Mei Yu, Ltd., subject to the terms of the option and lock-up agreements. See Item 13 “Certain Relationships and Related Transactions.”

(8)
On February 10, 2010, Liqiang Song granted an option to Genkai Zhang pursuant to which Genkai Zhang has the right to purchase for $0.01 per share, a total of 418,411 shares of common stock and granted Genkai Zhang voting rights with respect to those shares. In September 2010, Mr. Song transferred these shares to Shu Mei Yu, Ltd., subject to the terms of the option and lock-up agreements. See Item 13 “Certain Relationships and Related Transactions.”

(9)
On February 10, 2010, Liqiang Song granted an option to Xianyue Li pursuant to which Xianyue Li has the right to purchase for $0.01 per share, a total of 418,411 shares of common stock and granted Xianyue Li voting rights with respect to those shares. In September 2010, Mr. Song transferred these shares to Shu Mei Yu, Ltd., subject to the terms of the option and lock-up agreements. See Item 13 “Certain Relationships and Related Transactions.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Prior to the formation of Jiangxi Huaxin in 2005, the equity of our subsidiaries Yujiang Fengyuan Livestock Co., Ltd., Yingtan Yujiang Zhongtong Swine Co., Ltd., Yujiang Xianyue Livestock Feeds Co., Ltd., Jiangxi Yingtan Fuxin Development and Trade Co., Ltd., Yingtan Livestock Feeds Development Co., Ltd., Yujiang Xiangying Swine Co., Ltd and Yujiang Decheng Livestock Co., Ltd. was owned by a different owner. In 2005, they transferred their equity in the subsidiaries for an equity interest in Jiangxi Huaxin.

In November 2008, the former Jiangxi Huaxin shareholders owned all of the equity interests in Jiangxi Huaxin. Jiangxi Huaxin was established in 2005, as a result of the combination of several hog farms, each with more than ten years of operating history. But for the restrictions under Chinese law, they would have exchanged their equity interest in Jiangxi Huaxin for a modest cash payment and an aggregate of 4,386,438 shares of the Company’s common stock in a single transaction, which would have been completed at the time of the reverse merger. In order to comply with Chinese law, the transaction was structured to provide for an initial good faith deposit of $17,500 with the remaining shares to be issued in the future. The $17,500 down payment was negotiated by the parties, with the recognition that the most significant portion of the consideration was the equity to be issued pursuant to the option agreements.

The first step in the transaction was the November 2008 transfer, pursuant to an agreement dated November 3, 2008, of the Jiangxi Huaxin stock to Beijing Huaxin, which was wholly-owned, through subsidiaries, by Mayson International, of which Liqiang Song was the principal shareholder. At the time of the transfer, Mayson International paid a $17,500 cash down payment for 99% of the equity interest of Jiangxi Huaxin. It was understood by all parties that the $17,500 payment did not constitute the full payment for the shares of Jiangxi Huaxin, and that the equity portion would be paid later in a manner that complied with the laws of the PRC.

SCLI was formed in July 2009 to acquire the stock of Mayson international from Mayson International’s shareholders. SCLI acquired Mayson International in exchange for SCLI shares, which were issued to the Mayson International shareholders. Mr. Song, who was the principal shareholder of Mayson International, became the principal shareholder of SCLI. As a result of the reverse acquisition, SCLI’s principal business was the raising and sale of hogs through Jiangxi Huaxin. Although Jiangxi Huaxin had continued to develop its business subsequent to November 2008, SCLI’s business was largely the same business that the former Jiangxi Huaxin shareholders transferred in November 2008.

The equity portion of the consideration was to be issued in the future after a reverse merger company was selected and the terms of the reverse merger were determined.  Once the capital structure of the reverse merger company, then known as Expedite 4 Inc. and now known as Southern China Livestock, Inc., was determined, it was then possible to provide for the equity component of the consideration.  Pursuant to the Exchange Agreement, Mr. Song and his designees received 90% of the shares issued in the reverse acquisition, or 5,061,220 shares of our common stock, of which 4,386,438 shares were allocated to the former Jiangxi Huaxin shareholders and their designees subject to the option agreements.  Based upon the agreement of the parties, which was an oral agreement that was never reduced to writing until the option was granted, the former shareholders of Jiangxi Huaxin were to receive approximately 78% of the outstanding shares of the reverse merger entity prior to any financing, which was 4,386,438 shares.  The rights of the Jiangxi Huaxin shareholders are set forth in the restated option agreement.  But for the restrictions under Chinese law, the former Jiangxi Huaxin shareholders would have received 4,386,438 shares at the closing of the reverse acquisition. Since these shares could not be issued to the former Jiangxi Huaxin shareholders, the former Jiangxi Huaxin shareholders received options to purchase the shares for nominal consideration from Mr. Song.

No additional consideration was paid for the 1% that was transferred in January 2010. The modest cash consideration of $17,500 and the option to purchase 4,386,438 shares represented the total consideration for 100% of the equity of Jiangxi Huaxin.

Under the laws of the PRC, the former shareholders of Jiangxi Huaxin were not permitted to acquire shares of our common stock directly in the reverse acquisition. Currently the PRC laws require registration with, and approval from SAFE, and the approval of MOFCOM, on direct or indirect offshore investment activities by PRC resident individuals. The SAFE regulations require PRC resident individuals to register with the relevant SAFE branch before establishing or acquiring control over an offshore SPC. SPCs are formed for the purpose of engaging in an equity financing outside of the PRC, with the investment proceeds directed to the SPC’s operating subsidiary in the PRC originally controlled by the PRC residents. This is a very long process with no assurance that registration or approval will be granted. Accordingly, the PRC residents obtained only the right to purchase an interest in the SPC from the non-PRC owners over a period of time according to the restated option agreements, rather than acquiring a controlling equity interest in the SPC directly which are subject to the subsequent completion of relevant PRC foreign exchange formalities.

The restated option agreements have a nominal price of $0.01 per share, which is the economic equivalent of ownership. The options have certain conditions, as described in the following paragraph, in order to comply with PRC law. The sole purpose of the options is to provide the former shareholders of Jiangxi Huaxin with the equity consideration that they would have received if they had exchanged their Jiangxi Huaxin shares directly. Mr. Song understood that he received the 4,386,438 shares on behalf of the former Jiangxi Huaxin shareholders, that they were the beneficial owners and held all pecuniary interest in the shares, and that Mr. Song had no beneficial ownership or pecuniary interest in the shares. In September 2010, Mr. Song transferred these shares to Shu Mei Yu, Ltd., subject to the option agreements and lock-up agreements. Mr. Song has no direct or indirect beneficial interest in Shu Mei Yu, Ltd. Under such share transfer agreement, Shu Mei Yu, Ltd. understood and agreed that it received the 4,386,438 shares on behalf of the former Jiangxi Huaxin shareholders and their designees as listed in the following table, that they are the beneficial owners and hold all pecuniary interest in the shares, and that Shu Mei Yu, Ltd. has no voting or dispositive power or pecuniary interest in the shares.  Mr. Song has advised us that he transferred these shares to Shu Mei Yu, Ltd. for no consideration for personal reasons, including not wanting to be personally responsible for the administration of voting, potential share transfers, or other coordination with the underlying beneficial owners when he has no pecuniary interest with respect to the shares. Shu Mei Yu, Ltd. accepted these shares and the related administrative responsibilities. To the extent that Shu Mei Yu, Ltd. receives proceeds from the exercise of options granted pursuant to the option agreements, Shu Mei Yu, Ltd. shall transfer such proceeds to Mr. Song within five business days of receipt.

The following table sets forth the options granted to each of the seven former shareholders of Jiangxi Huaxin and their designees.

Name	Shares Subject to Option
Dengfu Xu	1,075,206
Luping Pan	726,589
Mude Pan	488,104
Genkai Zhang	418,411
Xianyue Li	418,441
Min Yang	348,667
Jianying Xu	348,667
Yesheng Li	182,761
Dexuan Yu	182,761
Suyi Z heng	196,831
4,386,438

In December 2008, our predecessor holding companies declared, and during the year ended September 30, 2009 paid, to the former shareholders of our operating subsidiaries dividends in the total amount of $13,064,075 (the “2008 dividend”). In December 2007, prior to our acquisition of our operating subsidiaries, our operating subsidiaries declared, and they or our predecessor holding company paid, dividends to their respective shareholders in the total amount of $8,897,167 (the “2007 dividend”). The amount shown on our September 30, 2008 balance sheet as Amount due from stockholders in the amount of $10,128,624 represent advances that were treated as advance payments of dividends. Because the dividends had not been declared at September 30, 2008, these amounts are shown as amounts due from stockholders. These amounts were offset against the 2008 dividend when it was declared in December 2008. The dividends payable to each of the former stockholders of Jiangxi Huaxin are based on the earnings of the subsidiary which each of them owned prior to his transfer of ownership of the subsidiaries to Jiangxi Huaxin. At the time the dividends were declared, we were privately owned and the allocation of dividends was acceptable to all of former Jiangxi Huaxin shareholders. The following table sets forth the 2008 dividend and 2007 dividend paid to each of the former Jiangxi Huaxin shareholders (dollars in thousands).

Name	2008 Dividend	2007 Dividend
Dengfu Xu	$5,737	$4,142
Luping Pan	1,836	1,270
Mude Pan	1,471	1,008
Genkai Zhang	1,147	690
Xianyue Li	1,190	690
Min Yang	908	483
Jianying Xu	775	613
	$13,064	$8,897

According to the Income Tax Laws in the PRC, the paying company is required to withhold income tax of 10% to 20% on the dividends, which they failed to do. In the event that these taxes cannot be collected from the former stockholders of our operating subsidiaries, who have the primary obligation to pay the taxes, we may be liable to pay the unpaid amount of approximately $4.4 million, and late payment penalty may be levied in an amount ranging from 50% to a maximum of five times the taxes owing. Although we believe that the likelihood of our being required to pay the taxes is remote, based on advice from the local tax authority, the tax authorities might take a different position in the future and seek to assess us.

From time to time, Dengfu Xu, Luping Pan and 14 other former shareholders of Jiangxi Huaxin have made unsecured, non-interest bearing loans to us from time to time to meet our working capital requirements. For the years ended September 30, 2010, and made aggregate repayments to the sixteen former Jiangxi Huaxin shareholders of $8,032,328.  During the year ended September 30, 2009, we made advances to the former Jiangxi Huaxin shareholders in anticipation of dividends in the amount of $9,486,793.  As of September 30, 2010 and 2009, the outstanding balances due to shareholders were $1,859,882 and $2,303,270, respectively. The imputed interest from the former Jiangxi Huaxin shareholder loans was $115,736 for the year ended September 30, 2010.  There was no imputed interest for the year ended September 30, 2009 since the loans were treated as advances with respect to the anticipated dividends and were not outstanding for any significant time. The following table sets forth information as to loans from these shareholders during the years ended September 30, 2010 and 2009 (dollars in thousands).  The table does not include payments made to shareholders as advance payments of dividends.

Name	Balance 10/1/07	Net Advances (Repayments)	Balance 9/30/08	Net Advances (Repayments)	Balance 9/30/09	Net Advances (Repayments)		Balance 9 /30/10
Dengfu Xu	$4,187	$388	$4 , 575	$(3,880)	$695	$	(1,165)	$1,860
Luping Pan	1,779	(42)	1,737	(1,165)	572		(572)	-
Mude Pan	582	55	637	(685)	(48)		48
Genkai Zhang	720	43	763	(404)	359		(359)	-
Xianyue Li	943	86	1,029	(423)	606		(606)	-
Min Yang	605	71	676	(568)	108		(108)	-
Jianying Xu	522	66	588	(581)	7		(7)	-
Others	-	4	4	-	4		(4)	-
	$9,338	$671	$10,009	$(7,706)	$2,303	$	(443)	$1,860

For the year ended September 30, 2009, we made aggregate borrowings from the sixteen former shareholders of $45,659.  We made no borrowings from them during the year ended September 30, 2010.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

Schwartz Levitsky Feldman LLP/SRL served as our independent registered accounting firm for the fiscal years ended September 30, 2010 and 2009.  The following table sets forth the fees billed by Schwartz Levitsky Feldman for each of our last two fiscal years.

	Year Ended September 30,
Category	2010	2009
Audit Fees	$150,000	$170,000
Audit Related Fees	45,000	0
Tax Fees	0	0
All Other Fees	0	0

Audit fees.    Consists of fees billed for the audit of our annual financial statements, review of our Form 10-K and services that are normally provided by the accountant in connection with year-end statutory and regulatory filings or engagements.

Audit-related fees.    Consists of fees billed for the review of our quarterly financial statements, review of our forms 10-Q and 8-K and services that are normally provided by the accountant in connection with year-end statutory and regulatory filings and engagements other than our year-end audit.  We did not incur audit-related fees in the year ended September 30, 2009.

Tax fees. Consists of professional services rendered by a company aligned with our principal accountant for tax compliance, tax advice and tax planning. We did not incur any tax fees in either year.

Other fees.     The services provided by our accountants within this category consisted of advice and other services relating to SEC matters, registration statement review, accounting issues and client conferences.  We did not incur any other fees in

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Our audit committee was created in December 2010, at which time its charter was adopted.  The audit committee’s policy, as stated in its charter, is to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services.  The independent registered public accounting firm and management are required to periodically report to the audit committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date.  The audit committee may also pre-approve particular services on a case-by-case basis.

Since we did not have an audit committee during the years ended September 30, 2010 and 2009, our board of directors served as our audit committee. We had not adopted pre-approval policies and procedures with respect to our accountants prior to October 1, 2010.  All of the services provided and fees charged by our independent registered accounting firms in the year ended September 30, 2010 and 2009 were approved by the board of directors.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as part of this report:

(1) Financial Statements and Report of Independent Registered Public Accounting Firm, which are set forth in the index to Consolidated Financial Statements on pages F-1 through F-20 of this report.

(2) Financial Statement Schedule: None.

(3) Exhibits

Exhibit No.	Description

2.1	Share Exchange Agreement by and between the Company and Southern China Livestock International Inc., dated March 29, 2010 (2)

3.1	Certificate of Incorporation (1)

3.2	By-laws (1)

4.1	Form of Warrant (2)

10.1	Equity Transfer Agreement, dated November 3, 2008 (2)

10.2	Equity Transfer Agreement, dated January 13, 2010 (2)

10.3	Funding Escrow Agreement, dated March 29, 2010 (2)

10.4	Holdback Escrow Agreement, dated March 29, 2010 (2)

10.5	Escrow Agreement for Disbursement, dated March 29, 2010 (2)

10.6	Form of Lock-Up Agreement, by and between the Company and Lockup Stockholders, dated March 29, 2010 (2)

10.7	Sales Agreement with Shenzhen Dexing Food Development Co., dated February 1, 2010 for the purchase of up to a total of 200,000 hogs (4)

10.8	Purchase and Sale Contract with Yujiang Huangguizhen Feed Agency (3)

10.9	Restated Option Agreement dated July 27, 2010 (3)

10.10	Sales Agreement with Shenzhen Dexing Food Development Co., dated March 24, 2009 for the purchase of up to a total of 600,000 hogs (4)

10.11	Five agreements with Shenzhen Dexing Food Development Co. dated April 9, 2008 for the purchase of up to a total of 83,000 pigs (4)

10.12	Share Transfer Agreement between Liqiang Song and Shu Mei Yu, Ltd. (4)

10.13	Employment Agreement with Wei (Wayne) He, dated November 29, 2010 (6)

10.14	Director Agreement with Juxi Liu, dated November 4, 2010 (5)

10.15	Director Agreement with Maopu Xiao, dated November 4, 2010 (5)

10.16	Employment Agreement with Luping Pan, dated November 29, 2010 (6)

10.17	Employment Agreement with Dengfu Xu, dated November 29, 2010 (6)

10.18	Form of Indemnification Agreement (6)

10.19	Form of letter from former stockholders of subsidiaries as to tax liabilities [English Translation] (6)

10.20	Director Agreement with William E. Thomson, dated December 23, 2010 (7)

10.21	Director Agreement with Bernard J. Tanenbaum III, dated December 23, 2010 (7)

14.1	Code of ethics (7)

21.1	List of subsidiaries of the Registrant (3)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

(1)	Incorporated herein by reference to the Form 10 Registration Statement filed on October 22, 2007.
(2)	Incorporated herein by reference to the current report Form 8-K filed on April 1, 2010.
(3)	Incorporated herein by reference to the Registration Statement on Form S-1/A filed on August 2, 2010.
(4)	Incorporated herein by reference to the Registration Statement on Form S-1/A filed on October 1, 2010.
(5)	Incorporated herein by reference to the current report Form 8-K filed on November 5, 2010.
(6)	Incorporated herein by reference to the Registration Statement on Form S-1 filed on November 30, 2010.
(7)	Incorporated herein by reference to the current report Form 8-K filed on December 23, 2010.
*	Filed herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

SOUTHERN CHINA LIVESTOCK, INC.

Date: December 23, 2010	By:	/s/ Luping Pan
Luping Pan President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The persons whose signature appears below constitutes and appoints Luping Pan his true and lawful attorney-in-fact, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities to sign any and all amendments (including post-effective amendments) to this registration statement and to sign a registration statement pursuant to Section 462(b) of the Securities Act of 1933, and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Name	Title	Date

/s/ Luping Pan	Director, President and Chief Executive	December 23, 2010
Luping Pan	Officer (Principal Executive Officer)

/s/ Dengfu Xu	Director	December 23, 2010
Dengfu Xu

/s/ Wei (Wayne) He	Director and Chief Financial Officer	December 23, 2010
Wei (Wayne) He	(Principal Accounting and Financial Officer)

/s/ Juxi Liu	Director	December 23, 2010
Juxi Liu

	Director	December 23, 2010
Bernard J. Tanenbaum III

/s/ William E. Thomson	Director	December 23, 2010
William E. Thomson

/s/ Maopu Xiao	Director	December 23, 2010
Maopu Xiao

SOUTHERN CHINA LIVESTOCK INTERNATIONAL INC.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

Schwartz Levitsky Feldman llp
CHARTERED ACCOUNTANTS
LICENSED PUBLIC ACCOUNTANT
TORONTO · MONTREAL

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of
Southern China Livestock, Inc.

We have audited the consolidated balance sheets of Southern China Livestock, Inc (the “company”) as at September 30, 2010 and 2009 and the consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the management of the company. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

The company is not required to have nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal controls over financing reporting.  Accordingly, we express no such opinion.

In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the financial position of the company as of September 30, 2010 and 2009 and the results of its operations and its cash flows for the years then ended in accordance with generally accepted accounting principles in the United States of America.

/s/ “SCHWARTZ LEVITSKY FELDMAN LLP”

Toronto, Ontario. Canada	Chartered Accountants
November 26, 2010	Licensed Public Accountants

1167 Caledonia Road
Toronto, Ontario M6A 2X1
Tel: 416 785 5353
Fax: 416 785 5663

SOUTHERN CHINA LIVESTOCK, INC. (Formerly Expedite 4, Inc.)
Consolidated Balance Sheets
(Expressed In U.S. Dollars)

	September 30,
	2010	2009
ASSETS
Current Assets:
Cash	$2,417,302	$1,201,160
Accounts receivables, net (note 4)	253,996	74,926
Prepaid expense and other receivables	164,035	-
Advance for asset purchase (note 5)	765,000	-
Inventories (note 6)	4,650,041	5,422,516

Total current assets	8,250,374	6,698,602

Property and equipment, net (note 7)	13,076,480	6,782,053
Construction in progress	3,846,439	269,220
Biological assets, net (note 8)	1,665,572	747,969
Total assets	26,838,865	14,497,844

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	-	577,891
Accrued expenses and other current liabilities	62,932	47,084
Due to related parties (note 9)	1,859,882	2,303,270
Total current liabilities	1,922,814	2,928,245

Commitments and contingencies (note 14)
Concentration of credit risk (note 13)

Equity:
Common stock ($.001 par value; 7,144,071 authorized
shares issued and outstanding as of September 30, 2010; and
5,623,578 shares issued and outstanding as of September 30, 2009	7,144	5,624
Warrants	2,418,619	-
Additional paid in capital	5,969,226	2,706,335
Retained earnings reserves	3,360,940	2,563,401
Accumulated other comprehensive income	2,568,315	2,184,852
Noncontrolling interest	284,497	135,920
Retained earnings	10,307,310	3,973,467

Total stockholders’ equity	24,916,051	11,569,599

Total liabilities and stockholders’ equity	$26,838,865	$14,497,844

See accompanying notes to consolidated financial statements.

SOUTHERN CHINA LIVESTOCK, INC. (Formerly Expedite 4, Inc.)
Consolidated Statements of Income and Comprehensive Income
(Expressed In U.S. Dollars)
	Year ended September 30,
	2010	2009

Sales	$40,318,197	32,140,033
Cost of sales	(33,132,252)	(25,803,016)

Gross profit	7,185,945	6,337,017

Operating expenses:
Selling expenses	(6,538)	(22,172)
General and administrative expenses	(1,060,290)	(436,128)

Income from operations	6,119,117	5,878,717

Government subsidies	1,310,223	1,189,506
Other (expense) income	(149,381)	106,487

Income before income taxes	7,279,959	7,174,710

Income taxes (note 10)	-	-

Net income	7,279,959	7,174,710
Less: net income attributable to noncontrolling interest	(148,577)	(143,362)
Net income attributable to common stockholders	7,131,382	7,031,348

Other comprehensive income:
Net income	7,279,959	7,174,710
Foreign currency translation adjustment	383,463	(36,138)
Comprehensive income	7,663,422	7,138,572

Earnings per share allocable to common stockholders:
Basic	$1.13	1.25
Diluted	$1.13	1.25

Weighted average shares of common stock outstanding
Basic	6,336,506	5,623,578
Diluted	6,336,506	5,623,578
See accompanying notes to consolidated financial statements

SOUTHERN CHINA LIVESTOCK, INC. (Formerly Expedite 4, Inc.)
Consolidated Statements of Stockholders’ Equity
(Expressed In U.S. Dollars)
	Common Stock			Additional	Appropriation of	Retained	Accumulated Other	Noncontrolling
			Warrants	Paid In Capital	Retained Earnings (reserves)	Earnings	Comprehensive Income	Interest	Equity
Balance at September 30, 2008 (note 1)	5,623,578	$5,624	-	2,686,335	1,103,867	11,465,728	2,220,990	253,256	17,735,800
Investment in subsidiary				20,000					20,000
Transfer to reserve		-	-	-	1,459,534	(1,459,534)	-	-	-
Foreign currency translation adjustment		-	-	-	-	-	(36,138)		(36,138)
Net income		-	-	-	-	7,031,348		143,362	7,174,710
Dividend paid		-	-	-	-	(13,064,075)		(260,698)	(13,324,773)

Balance as of September 30, 2009	5,623,578	5,624	-	2,706,335	2,563,401	3,973,467	2,184,852	135,920	11,569,599

Issuance of shares in reverse acquisition	1,500	1	-	-	-	-	-	-	1
Issuance of common stock and warrants	1,518,993	1,519	2,418,619	3,147,155	-	-	-	-	5,567,293
Imputed interest on related party loan			-	115,736	-	-	-	-	115,736
Transfer to reserve			-	-	797,539	(797,539)	-	-	-
Foreign currency translation adjustment		-	-	-	-	-	383,463	-	383,463
Net income				-	-	7,131,382	-	148,577	7,279,959
				-	-
Balance as of September 30, 2010	7,144,071	7,144	2,418,619	5,969,226	3,360,940	10,307,310	2,568,315	284,497	24,916,051

See accompanying notes to consolidated financial statements

	September 30,
	2010	2009
Cash flows from operating activities:
Net income	$7,279,959	7,174,710
Adjustments for
Depreciation and amortization	1,876,040	1,277,291
Gain on disposal of plant and equipment	-	(439)
Loss (gain) on disposal of biological assets	37,342	(258,434)
Imputed interest on loan from related parties	115,736	-
Changes in operating assets and liabilities:
Accounts receivable	(174,851)	7,659
Prepaid expense and other receivables	(162,290)	-
Inventories	862,217	382,724
Accounts payable	(579,673)	209,399
Accrued expenses and other liabilities	15,180	16,694
Net cash provided by operating activities	9,269,660	8,809,604

Cash flows from investing activities:
Purchase of property and equipment	(3,305,050)	-
Purchase of biological assets	(1,604,674)	(318,025)
Deposit for purchase of assets	(765,000)
Proceeds from disposal of property and equipment	-	3,805
Proceeds from disposal of biological assets	74,248	283,541
Net cash used in investing activities	(5,600,476)	(30,679)

Cash flows from financing activities:
Investment in subsidiary	-	20,000
Net proceeds from sale of common stock and warrants in private placement	5,567,294	-
Proceeds from loans from related parties	-	45,659
Repayment of loans to related parties	(8,032,328)	-
Advances to related parties in anticipation of dividends	-	(9,486,793)
Payment of accrued dividend	-	(1,700,979)
Net cash used in financing activities	(2,465,034)	(11,122,113)
Net increase (decrease) in cash	1,204,150	(2,343,188)
Effect of foreign exchange rate changes	11,992	(6,972)

Cash, beginning of period	1,201,160	3,551,320
Cash, end of period	$2,417,302	1,201,160
Supplementary cash flow disclosure:
Interest paid	-	-
Taxes paid	-	-
See accompanying notes to consolidated financial statements

SOUTHERN CHINA LIVESTOCK, INC. (Formerly Expedite 4, Inc.)
Notes To Consolidated Financial Statements
September 30, 2010 and 2009
(Expressed In U.S. Dollars)

NOTE 1 ---ORGANIZATION AND PRINCIPAL ACTIVITIES

Southern China Livestock, Inc. (the “Company”) was incorporated in the state of Delaware as of September 27, 2007 under the name Expedite 4, Inc. with the objective of acquiring an operating company under a reverse merger on an agreement. The Company’s corporate name was changed to Southern China Livestock, Inc. on July 9, 2010. Since March 29, 2010, the Company has been in the business of breeding and raising commercial hogs in the People’s Republic of China (“China” or the “PRC”).

On June 9, 2010, the Company incorporated Jiangxi Southern China Livestock Technology Limited as a wholly owned foreign enterprise under the laws of the PRC.

On March 29, 2010, the Company acquired all the stock of Southern China Livestock International Inc. (“SCLI”), a Nevada corporation incorporated on July 28, 2009, pursuant to a share exchange agreement dated March 29, 2010. On March 29, 2010, pursuant to the share exchange agreement, the Company issued 5,623,578 shares of common stock in exchange for all of the 10,000,000 outstanding shares of SCLI.

Upon the completion of the transaction, the Company owned 100% of the stock of SCLI which owns the operating entities in China. Under generally accepted accounting principles, the acquisition by the Company of SCLI and its subsidiaries is equivalent to the acquisition by SCLI of the Company, then known as Expedite 4, Inc., with the issuance of stock by SCLI for the net monetary assets of the Company. This transaction is reflected as a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the acquisition is identical to that resulting from a reverse acquisition. Under reverse acquisition accounting, the comparative historical financial statements of the Company, as the legal acquirer, are those of the accounting acquirer, SCLI. The accompanying financial statements reflect the recapitalization of the stockholders’ equity as if the transactions occurred as of the beginning of the first period presented. Thus, only the 5,623,578 shares of common stock issued to the former SCLI stockholders are deemed to be outstanding for all periods reported prior to the date of the reverse acquisition. As a result of the reverse acquisition effected by the share exchange agreement, the Company’s business has become the business of the SCLI. The 1,500 shares of common stock that were outstanding on March 29, 2010, net of the 98,500 shares that were cancelled for no consideration pursuant to the share exchange agreement, are treated as if they were issued on March 29, 2010, as part of a recapitalization.

Details of the Company’s subsidiaries as of September 30, 2010 were as follows:
		Date of	Beneficial
	Place of	incorporation or	ownership
Company name	Incorporation	establishment	interest

Southern China Livestock International Inc.	U.S.	July 28,2009	100%
Mayson International Services Limited	BVI	July 25,2008	100%
Mayson Enterprises Services Limited	BVI	July 25,2008	100%
Mayson Holdings Limited	Hong Kong	July 14, 2008	100%
Beijing Huaxin Tianying Livestock Technology Co., Ltd	PRC	September 9, 2008	100%
Jiangxi Yingtan Huaxin Livestock Co., Ltd	PRC	April 8, 2005	100%
Yujiang Fengyuan Livestock Co., Ltd	PRC	August 4, 2003	99%
Yingtan Yujiang Zhongtong Swine Co., Ltd	PRC	October 27, 2003	99%
Yujiang Xianyue Livestock Feeds Co., Ltd	PRC	August 16, 2001	99%
Jiangxi Yingtan Fuxin Development and Trade Co., Ltd	PRC	March 31, 1999	99%
Yingtan Livestock Feeds Development Co., Ltd	PRC	December 29, 1995	99%
Yujiang Xiangying Swine Co., Ltd	PRC	January 11, 2001	99%
Yujiang Decheng Livestock Co., Ltd	PRC	October 27, 2003	99%
Jiangxi Southern China Livestock Technology Limited	PRC	June 9, 2010	100%

On July 25, 2008, Mayson International Services Limited (“Mayson International”) was incorporated in the British Virgin Islands (“BVI”) as a wholly-owned subsidiary of SCLI. On the same day Mayson Enterprises Services Limited (“Mayson Enterprises”) was incorporated in the BVI as a wholly owned subsidiary of Mayson International.

Mayson Holdings Limited (“Mayson Holdings”) was incorporated on July 14, 2008 under the laws of Hong Kong Special Administrative Region of the PRC as the wholly-owned subsidiary of Mayson Enterprises. Beijing Huaxin Tianying Livestock Technology Co., Ltd (“Beijing Huaxin”) was incorporated on September 9, 2008 as a limited liability company under the PRC laws. Beijing Huaxin is a wholly foreign-owned enterprise under the PRC laws, with its 100% equity interests being held by Mayson Holdings.

On August 26, 2008, Beijing Huaxin acquired 99% of the equity interest of Jiangxi Yingtan Huaxin Livestock Co., Ltd (“Jiangxi Huaxin”) which owned 98.01% of the equity interest of Yujiang Fengyuan Livestock Co., Ltd, Yingtan Yujiang Zhongtong Swine Co., Ltd, Yujiang Xianyue Livestock Feeds Co., Ltd, Jiangxi Yingtan Fuxin Development and Trade Co., Ltd, Yingtan Livestock Feeds Development Co., Ltd, Yujiang Xiangying Swine Co., Ltd and Yujiang Decheng Livestock Co., Ltd. (collectively, the “Seven Subsidiaries”) which are the Company’s main operating entities.

NOTE 2 --- BASIS OF PRESENTATION

The accompanying consolidated financial statements have been presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and reflect all the necessary adjustments not recorded in the books and records of the Company’s subsidiaries.

The consolidated financial statements include the financial statements of Company and all its subsidiaries. All transactions and balances between the Company and its subsidiaries have been eliminated upon consolidation. As all of the above entities are under common control, they have been consolidated based on their carrying values for both years. Accordingly, no goodwill or adjustments to fair values have been recorded.

NOTE 3 --- ACCOUNTING POLICIES

A. INVENTORIES

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

B. CONSTRUCTION IN PROGRESS

Construction in progress represents buildings under construction and plant and equipment pending installation as of September 30, 2010 and 2009, and is stated at cost. Cost includes construction of buildings, acquisitions and installation of equipment, and interest charges arising from borrowings used to finance assets during the period of construction or installation and testing. No provision for depreciation is made on assets under construction until such time as the relevant assets are completed and ready for their intended commercial use.

C. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are carried at cost. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. Depreciation is calculated on a straight-line basis over the estimated useful life of the assets. The percentages applied are:

Buildings	10 – 50 years
Machinery and equipment	10 – 30 years
Motor vehicles	10 years

D. LONG-LIVED ASSETS

The Company applies the provisions of ASC 360, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with ASC 360, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of September 30, 2010 and 2009 there were no significant impairments of its long-lived assets.

E. VALUE ADDED TAX

According to PRC tax laws and regulations, the business of agricultural breeding of livestock and feeding business is exempt from Value Added Tax (“VAT”). As a result, the Company was not subject to VAT for the fiscal years ended September 30, 2010 and 2009.

F. INCOME TAX

The Company utilizes ASC740, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company’s business of agricultural breeding of livestock has been exempt from enterprise income tax since January 2007. Accordingly, the Company did not pay EIT for either of the fiscal years ended September 30, 2010 and 2009.

The Company adopted ASC 740. As a result of the implementation of ASC 740, the Company made a comprehensive review of its portfolio of tax positions in accordance with recognition standards established by FIN 48 and recognized no material adjustments to liabilities or stockholders’ equity. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. The adoption of ASC 740 did not have a material impact on the Company’s financial statements.

G. GOVERNMENT SUBSIDIES

The Company records as income government subsidies when received from local government authority which are not subject to future return or reimbursement. Government subsidies received totaled $1,310,223 and $1,189,506 for the years ended September 30, 2010 and 2009, respectively.

H. FOREIGN CURRENCY TRANSLATION

The Company follows ASC 830, “Foreign Currency Translation”, for both the translation and re-measurement of balance sheet and income statement items into U.S. dollars. Resulting translation adjustments are reported as a separate component of accumulated comprehensive income (loss) in stockholders’ equity.

The Company’s functional currency is the United States dollar. The Company’s subsidiaries maintain their books and accounting records in Renminbi (“RMB”), the PRC’s currency, being the functional currency of the subsidiaries. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date. Any translation gains (losses) are recorded in exchange reserve as a component of stockholders’ equity. Income and expenditures are translated at the average exchange rate of the year.

	2010	2009
Year-end RMB : US$ exchange rate	6.7011	6.8290
Average RMB : US$ exchange rate	6.8080	6.8333

On January 1, 1994, the PRC government introduced a single rate of exchange as quoted daily by the People’s Bank of China (the “Unified Exchange Rate”). The quotation of the exchange rates does not imply free convertibility of RMB to other foreign currencies. All foreign exchange transactions continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People’s Bank of China (“PBOC”). Approval of foreign currency payments by the Bank of China or other institutions requires submitting a payment application form together with supplier’s invoices, shipping documents and signed contracts.

Commencing from July 21, 2005, China has adopted a managed floating exchange rate regime based on market demand and supply with reference to a basket of currencies. The exchange rate of the US dollar against the RMB was adjusted from approximately RMB 8.28 per U.S. dollar to approximately RMB 8.11 per U.S. dollar on July 21, 2005. Since then, the PBOC administers and regulates the exchange rate of U.S. dollar against RMB taking into account demand and supply of RMB, as well as domestic and foreign economic and financial conditions.

J. REVENUE RECOGNITION

The Company recognizes revenue upon transfer of ownership of the hogs to the customer. This occurs at the time the live hogs are weighed and the weight and price have been agreed upon between the Company and the customer, as evidenced by a signed transportation delivery note.

K. USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant accounting estimates reflected in the Company’s financial statements include collectability of account receivable, value of live hogs, useful lives and impairment of property and equipment and the valuation of warrants. Actual results when ultimately realized could differ from those estimates and the differences could be material.

L. EMPLOYEES’ BENEFITS

Mandatory contributions are made to the Government’s health, retirement benefit and unemployment programs at the statutory rates in force during the period, based on gross salary payments. The cost of these payments is charged to the statement of income in the same period as the related salary cost.

M. WARRANTS

The Company issued units as part of a private placement comprising common stock and warrants, the Company follows the relative fair value method of accounting for warrants attached to and issued with common shares of the Company. Under this method, the fair value of warrants issued is estimated using a Black-Scholes option price model. The fair value is then related to the total of the net proceeds received on issuance of the common stock and the fair value of the warrants issued therewith. The resultant relative fair value is allocated to warrants from the net proceeds and the balance of the net proceeds is allocated to the common stock issued.

N. COMPREHENSIVE INCOME

Comprehensive income includes net income and foreign currency translation adjustments. Comprehensive income is reported as a component of the consolidated statements of stockholders’ equity.

O. CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of trade accounts receivable. In general, the customer pays for the hogs at the time of delivery, and trade accounts receivable do not account for a significant portion of current assets. The Company performs ongoing credit evaluations with respect to the financial condition of its customers, but does not require collateral. In order to determine the value of the Company’s accounts receivable, the Company records a provision for doubtful accounts to cover probable credit losses. Management reviews and adjusts this allowance periodically based on historical experience and its evaluation of the collectability of outstanding accounts receivable.

P. SHIPPING AND HANDLING COSTS

Shipping and handling costs are classified as cost of sales and are expensed as incurred. For the years ended September 30, 2010 and 2009, shipping and handling cost included in cost of sales were $13,310 and $15,255, respectively, and shipping and handling costs included in selling and marketing expenses were $3,954 and $5,582, respectively.

Q. ADVERTISING COSTS

Advertising costs are expensed as incurred. For the years ended September 30, 2010 and 2009, advertising costs were $1,617 and $4,945, respectively.

R. NON-CONTROLLING INTEREST

The Company does not hold any non-controlling interest in any entity. Certain former stockholders of one or more of the Company’s subsidiaries hold a nominal percentage interest in several of the Company’s subsidiaries, as reflected in Note 1.

At September 30, 2010 and 2009, the non-controlling interest in Company’s subsidiaries was $284,497 and 135,920, respectively. The non-controlling interest is included in the Company’s stockholders’ equity.

For the years ended September 30, 2010 and 2009, the non-controlling interest in the Company’s net income was $148,577 and 143,362, respectively. The non-controlling interest is deducted from net income to determine net income available to common stockholders.

S. SEGMENT REPORTING

The Company has one operating segment for the years ended September 30, 2010 and 2009. The Company’s chief operating decision maker has been identified as the Company’s Chief Executive Officer, who reviews consolidated results when making decisions about allocating resources and assessing performance of the Company. The Company operates in the PRC and all of the Company’s long-lived assets are located in the PRC.

T. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Companies apply the provisions of ASC Subtopic 820-10, Fair Value Measurements, for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements. ASC Subtopic 820-10 also establishes a framework for measuring fair value and expands disclosures about fair value measurements.

ASC Subtopic 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Companies consider the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability.

ASC Subtopic 820-10 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC Subtopic 820-10 establishes three levels of inputs that may be used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

☐	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Companies have the ability to access at the measurement date.

☐	Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

☐	Level 3 inputs are unobservable inputs for the asset or liability.

The level in the fair value hierarchy within which a fair value measurement in its entirety falls is based on the lowest level input that is significant to the fair value measurement in its entirety.

The Company did not have any financial instruments that are measured at fair value on a recurring basis as of September 30, 2010 and 2009.

U. EARNINGS PER SHARE OF COMMON STOCK

Earnings per share of common stock are computed in accordance with ASC 260 “Earnings Per Share.” Basic earnings per common share are calculated by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding for each period. Diluted earnings per share of common stock are calculated by adjusting the weighted-average shares outstanding assuming conversion of all potentially dilutive convertible securities. For determining the number of additional shares of common stock that are outstanding as a result of our outstanding warrants, we use the treasury stock method. There were no convertible securities outstanding during the year ended September 30, 2009. During the year ended September 30, 2010, we issued warrants to purchase a total of 852,061 shares of common stock at an exercise price of $5.50 per share. Because there is no trading market in the Company’s common stock, the outstanding warrants are treated as non-dilutive.

V. RECENT PRONOUNCEMENTS

In February 2010, the FASB issued Accounting Standards Update (ASU) 2010-09 to amend ASC 855, Subsequent Events. As a result of the ASU, the Company is not required to disclose the date through which management evaluated subsequent events in the financial statements - either in originally issued financial statements or reissued financial statements.

In April 2010, the FASB issued ASU 2010-13, Compensation-Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. Earlier application is permitted. The ASU clarified the question of whether options granted to the Company’s Chinese employees which are denominated in United States dollars should be treated as equity or as a liability. The ASU provides that such options may be treated as equity if they are otherwise qualified for treatment as equity. The Company has adopted ASU 2010-13 as of October 1, 2010. The Company does not expect the provisions of ASU 2010-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB issued ASU 2010-17, Revenue Recognition - Milestone Method (Topic 605): Milestone Method of Revenue Recognition. This ASU codifies the consensus reached in EITF Issue No. 08-9, “Milestone Method of Revenue Recognition.” The amendments to the Codification provide guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and nonsubstantive milestones, and each milestone should be evaluated individually to determine if it is substantive.

ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply 2010-17 retrospectively from the beginning of the year of adoption. Vendors may also elect to adopt the amendments in this ASU retrospectively for all prior periods. The Company does not expect the provisions of ASU 2010-17 to have a material effect on the financial position, results of operations or cash flows of the Company

In April 2010, the FASB issued ASU 2010-18, Receivables (Topic 310): Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset, codifies the consensus reached in EITF Issue No. 09-I, “Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset.” The amendments to the Codification provide that modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. ASU 2010-18 does not affect the accounting for loans under the scope of Subtopic 310-30 that are not accounted for within pools. Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40. ASU 2010-18 is effective prospectively for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. Early application is permitted. Upon initial adoption of ASU 2010-18, an entity may make a one-time election to terminate accounting for loans as a pool under Subtopic 310-30. This election may be applied on a pool-by-pool basis and does not preclude an entity from applying pool accounting to subsequent acquisitions of loans with credit deterioration. The Company does not expect the provisions of ASU 2010-18 to have a material effect on the financial position, results of operations or cash flows of the Company.

In May 2010, the FASB issued ASU 2010-19, Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates. The amendments in this Update are effective as of the announcement date of March 18, 2010 and require certain disclosure when an issuer’s subsidiary operates in a country in which there are multiple exchange rates. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the financial position, results of operations or cash flows of the Company.

In July 2010, the FASB issued ASU 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The amendments in this Update are effective as of the first interim or annual reporting period ending on or after December 15, 2010. The Company does not expect the provisions of ASU 2010-20 to have a material effect on the financial position, results of operations or cash flows of the Company.

In August 2010, the FASB issued ASU 2010-21, Amendments to SEC Paragraphs Pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies. The Company does not expect the provisions of ASU 2010-21 to have a material effect on the financial position, results of operations or cash flows of the Company.

NOTE 4 –  ALLOWANCE FOR DOUBTFUL ACCOUNTS

Receivables from hog sales are based on contracted prices. The Company provides an allowance for doubtful accounts which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. Provision is made against receivables to the extent collection is considered to be doubtful. Accounts receivable in the balance sheet are stated net of such provision, if any. As of September 30, 2010 and 2009, there was no allowance for accounts receivables.

NOTE 5 –  ADVANCE FOR ASSET PURCHASE

On August 13, 2010, the Company, through one of its subsidiaries, entered into two agreements with a company that produced and marketed feed for pig farms. Pursuant to these agreements, the Company agreed to acquire equipment and other assets for $900,000, of which $459,000, was paid and $441,000 was due by June 30, 2011, and a land use right for $600,000, of which $306,000 was paid and $294,000 was due by June 30, 2011. These agreements contemplated the transfer of the equipment and other assets and the land use rights (subject to registration with the applicable government authority) at or about the time of the agreement. The seller did not transfer the equipment and other assets or take any steps to transfer the land use right to the Company, and the seller continued to use the assets, equipment and land use right for its own account. On November 19, 2010, the seller and the Company entered into a restated agreement pursuant to which the assets and land use right would be transferred contemporaneously with the payment of the outstanding balance of $735,000. Accordingly, at September 30, 2010, the $765,000 paid by the Company with respect to these purchases is reflected as an advance.

NOTE 6 ---INVENTORY

Inventories on September 30, 2010 and 2009 consisted of the following:

	Year Ended September 30,
	2010	2009

Raw materials	$211,324	$187,593
Live hogs	4,438,717	5,234,923

	$4,650,041	$5,422,516

NOTE 7-- PROPERTY AND EQUIPMENT

A summary of property and equipment is as follows:

	Year Ended September 30,
	2010	2009
Cost
Buildings	$16,733,146	$9,233,350
Machinery and equipment	1,870,674	1,754,565
Motor vehicles	342,379	285,739

	18,946,199	11,273,654
Less: accumulated depreciation	5,869,719	4,491,601

Property and equipment, net	$13,076,480	$6,782,053

Depreciation and amortization expense for property and equipment amounted to approximately $1,272,097 and $890,256 for the years ended September 30, 2010 and 2009, respectively.

NOTE 8--BIOLOGICAL ASSETS, NET

Biological assets, which consist of breeding pigs, are recorded at cost. When biological assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period.

Depreciation is provided over the estimated useful lives of the biological assets of 3 years using the straight-line method. The estimated residual value of mature biological assets is 15%. Depreciation expense for biological assets amounted to approximately $603,943 and $387,035 for the years ended September 30, 2010 and 2009, respectively, and is included in cost of revenue.

NOTE 9--- RELATED PARTY TRANSACTIONS

Prior to October 1, 2009, the Company’s chairman, president and 14 other related parties made unsecured, non-interest bearing loans to the Company from time to time to meet working capital needs of the Company. The total loans to these related parties were $10,008,855 at September 30, 2008. No loans were made during the year ended September 30, 2010. The Company borrowed $45,659 during the year ended September 30, 2009. The Company made payments on these loans in the amounts of $8,032,328 for the year ended September 30, 2010. As of September 30, 2010 and 2009, the outstanding balances due to these related parties were $1,859,882 and $2,303,270, respectively. The related parties were former stockholders of Jiangxi Huaxin, one of the Company’s subsidiaries and hold options to purchase a total of 4,386,438 shares of common stock from a third party and are deemed the beneficial owners of such shares.

In December 2008, Seven Subsidiaries declared dividend in the amount of $13,064,075 to its stockholders. During the fiscal years ended September 30, 2009 and 2008, the Company made advances to the Seven Subsidiaries’ stockholders in the amount of $11,363,096 in anticipation of this dividend. During the year ended September 30, 2009, the Company paid the $13,064,075 dividend by cash payments of $1,700,979 and offsetting the loans to related parties in the amount of $11,363,096.

The imputed interest from the loans to the related parties was $115,736 for the year ended September 30, 2010. There was no imputed interest for the year ended September 30, 2009 since the loans were treated as advances with respect to the anticipated dividends and were not outstanding for any significant time.

NOTE 10 --- INCOME TAXES

The Company is incorporated in United States of America. The Company’s subsidiaries are incorporated in the BVI, Hong Kong and the PRC. The management and control of the Company is in PRC, and the Company’s business is conducted in the PRC. The Company’s PRC subsidiaries pay no income tax in the PRC pursuant to an exemption from taxes under the current tax laws of the PRC which are applicable to agriculture companies. For the years ended September 30, 2010 and 2009, the Company was not subject to any income tax either in the United States, the BVI, Hong Kong or the PRC. As such no current or future income tax asset or liabilities are recorded in its financial statements for such years.

NOTE 11 ---STOCKHOLDERS’ EQUITY

During the year ended September 30, 2010, the Company sold to a group of investors a total of a total of 759,496.5 units at a purchase price of $10.00 per unit, resulting in gross proceeds of $7,594,965 and net proceeds of $5,567,293. Each unit consisting of two shares of common stock and four-year warrants to purchase one common share of the Company, at an exercise price of $5.50 per share, for a total of 1,518,993 shares of common stock and warrants to purchase 759,497 shares of common stock. The Company paid the placement agents a cash fee of $493,763, issued to the placement agents warrants to purchase 92,564 shares of common stock at $5.50 per share and reimbursed the placements for expenses of $40,000. The Company also agreed that, upon the exercise by any of the investors of warrants issued in the private placement, the Company would pay the placement agents a cash fee of 8% of the warrant exercise price.

The net proceeds from the sale of the common stock and warrants was allocated between the common stock and the warrants by first determining the fair value of the warrants, allocating the fair value to the warrants and allocating the balance of the net proceeds to the common stock. The value of at the date of issuance of the warrants issued to the private placement investors was $2,418,619. Accordingly, the net proceeds of $5,567,293 were allocated $2,418,619 to the warrants and $3,148,674 to the common stock.

The warrants issued to the investors and the placement agents have a term of four years from the date of issuance and provide for a cashless exercise, commencing twelve months after issuance if the underlying shares are not registered under the Securities Act of 1933, as amended (the “Securities Act.”)

In connection with the private placement, the Company agreed to file a registration statement under the Securities Act covering the shares of common stock that were (i) included as part of the units and (ii) issuable upon exercise of the warrants included as part of the units within 45 days after the final closing and to use its best efforts to have the registration statement declared effective within 180 days after the final closing of the private placement. The final closing was on May 6, 2010. The registration statement was filed within the required time period. The registration statement is to cover, subject to certain exceptions.

If (i) the registration statement is not declared effective by the required date, which was November 2, 2010, (ii) the Company fails to file with the Commission a request for acceleration within five business days of the date that the Company is notified by the Commission that a registration statement will not be “reviewed,” or not subject to further review, (iii) any registration statement is filed with and declared effective by the Commission but thereafter ceases to be effective, or (iv) within one (1) year from the date the Company’s common stock is initially listed on a senior exchange, trading in the common stock is suspended or if the common stock is no longer quoted on or is delisted from a senior exchange (or other principal exchange on which the common stock is listed or traded) for any reason for more than five business days in the aggregate, the Company has agreed pay to the investors, liquidated damages of 1% of the purchase price for each calendar month (pro-rated for a fractional month) during the period of such failure, up to a maximum of 5% of the purchase price.

The fair value of the warrants issued to the private placement investors, determined at the date of the initial issuance, was $2,418,619 using the Black-Scholes option pricing model with the following assumptions:

Risk free interest rate	1%
Expected dividend	$0
Expected volatility	94.03%
Expected life	4 years
Exercise price	$5.50

Option price models used for calculating fair value of warrants require input of highly subjective assumptions including the expected price volatility. Changes in the subjective input assumptions can materially affect the fair value estimate, and therefore the models do not necessarily provide a reliable measure of the fair value of the Company’s warrants.

NOTE 12--- RETAINED EARNINGS RESERVES

Pursuant to the Company Law of the PRC, the profits of the companies, which are based on their PRC statutory financial statements, are available for distribution in the form of cash dividends after they have satisfied all the PRC tax liabilities, provided for losses of previous years, and made appropriations to reserves, as determined by the board of directors in accordance with the PRC accounting standards and regulations.

In accordance with the relevant laws and regulations for enterprises operating in the PRC, the Company’s PRC subsidiaries are required to make annual appropriations to the statutory surplus reserve. The subsidiaries are required to allocate a certain percentage of their net income, as determined in accordance with the applicable PRC accounting standards, to the statutory surplus reserve until such reserve reaches 50% of the registered capital of the companies.

The Company has allocated $797,539 and $1,459,534 as reserve for the statutory surplus reserve for the years ended September 30, 2010 and 2009, respectively. The reserves are disclosed in the stockholders’ equity as a retained earnings reserve.

NOTE 13--- SIGNIFICANT CONCENTRATION OF CREDIT RISK

Major Customers

During the years ended September, 2010 and 2009, the Company’s three largest customers together accounted for 94% and 98%, respectively, of the Company’s sales. The Company’s accounts receivable of $253,996 at September 30, 2010 and $74,926 at September 30, 2009 were from these two customers.

Major Suppliers

During the years ended September 30, 2010 and 2009, the Company’s three largest suppliers of feed together accounted for approximately 93% and 92%, respectively, of the Company’s total purchases, with the largest supplier accounting for approximately 82% of its feed purchases in both years.

NOTE 14 --- COMMITMENTS AND CONTINGENCIES

CAPITAL COMMITMENTS

As of September 30, 2010, there were capital commitments amounting to $4,059,026, which were mainly related the construction work of the buildings.

LEASE COMMITMENTS

The Company leases land (on which the Company’s buildings are located), office space, employee living space, and certain pigsties under non-cancelable operating leases. The rental expenses under operating leases were $33,359 and $27,379 in the fiscal years ended September 30, 2010 and 2009, respectively. Future minimum rental commitments on September 30, 2010, are as follows:
2011	$23,430
2012	23,430
2013	15,969
2014	15,969
2015	15,969
2016 and thereafter	311,122

Total	$405,889

CONTINGENT LIABILITY

The Seven Subsidiaries declared and they or the Company paid dividends to the then stockholders of the Seven Subsidiaries in the amount of $13,064,075 and $8,897,167 for the years ended September 30, 2009 and 2008, respectively. According to the Income Tax Laws in the PRC, the Company is required to withhold income tax of 20% on the dividends paid to stockholders, which the Company failed to do. In the event that these taxes cannot be collected from the stockholders, the Company may be liable to pay the unpaid amount of approximate $4.4 million and late payment penalty may be levied in an amount ranging from 50% to maximum of five times the taxes owing. The Company believes that the likelihood of the taxes and penalties being levied against the Company is remote as of the date hereof. In the event that the taxing authorities assesses the Company for these taxes, they will be recorded as appropriate, depending on whether the amounts can be recovered from the stockholders or not.

NOTE 15 --- CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

The Company faces a number of risks and challenges since its operations are in the PRC. The Company’s operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. The Company’s results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, price controls, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

NOTE 16 --- SUBSEQUENT EVENT
The Company is required to have a registration statement relating to the shares of common stock issued in connection with the Company’s private placement declared effective within 180 days after the final closing of the private placement (see note 11). The 180-day period expired on November 2, 2010. Since the registration statements had not been declared effective on that date, the Company will be required to pay liquidated damages of 1% of the purchase price for each month (pro-rated for a fractional month) during the period of such failure, up to a maximum of 5% of the purchase price. The Company does not believe that its obligation with respect to liquidated damages will exceed $380,000.