Form 10-K/A
period 2010-09-30
SOUTHERN CHINA LIVESTOCK, INC.
filed 2011-02-07
CIK 1415599

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A
Amendment No. 1
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

Documents Incorporated by Reference:
None.

EXPLANATORY NOTE

This annual report on Form 10-K/A is being filed as Amendment No. 1 to our annual report on Form 10-K, which was filed with the Securities and Exchange Commission on December 31, 2010 and amends and restates our financial statements solely to reflect a reclassification of the amount shown as “Due to related party” to “Accounts payable” and other changes resulting from this reclassification.  This amendment also reflects other changes resulting from this reclassification and it corrects certain information in the narrative sections of the annual report, but does not otherwise update the information set forth in the Form 10-K as originally filed.  The results of our operations were not affected by this change.  Currently dated Exhibits 31.1, 31.2 and 32.1 are included in this filing.

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

ITEM 1A. RISK FACTORS.

You should carefully consider the risks described below together with all of the other information included in this Form 10-K /A .  The statements contained in or incorporated herein that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. See “Cautionary Statement Regarding Forward-Looking Statements.”  If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. In that case, you may lose all or part of your investment.

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

Our revenue is dependent on significant orders from a limited number of customers. For the years ended September 30, 2010 and 2009, we relied on three customers, all of which are affiliates of government entities, to purchase substantially all of our hogs. Sales to these customers accounted for approximately more than 94% and 98% of our net sales during each of the years ended September 30, 2010 and 2009, respectively. We are currently selling more than 70% of our hogs to our largest customer, Shenzhen Dexing, which accounted for at least 70% of our revenue for the years ended September 30, 2010 and 2009. We have entered into purchase contract with Shenzhen Dexing covering three years commencing March 24, 2009, with the purchase price to be determined based on market price, subject to certain limitations. We also entered into a one-year purchase contract with Shenzhen Dexing, commencing February 1, 2010, and provides for the sale of 200,000 hogs during the year. In addition, Shenzhen Dexing is to purchase from us up to a total of 83,000 hogs during the period from April 2008 to April 2011 under the Agriculture Production Base award from Shenzhen City. The loss of this customer, or any significant reduction in sales to this customer, or any material adverse changes in the financial conditions of such customer, would have a material adverse effect on our business, financial condition and results of operations.

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

During the period from March 1, 2010 through September 30, 2010, we entered into agreements with several pig farmers pursuant to which we purchased a total of approximately 2,400 breeding sows and approximately 21,000 hogs. These agreements typically provided for the payment of the purchase price in installments. The total purchase price for these pigs was $1.8 million. In connection with the purchase of the pigs for inventory, we also acquired certain other assets. The total purchase price for these other assets was $ 4.1 million .  Of the total of $5.9 million, we paid $2.8 million at the closing, and $1.4 million in September 2010, leaving a balance of $1.7 million which was paid in December 2010. The September and December payments were advanced on our behalf by Mr. Dengfu Xu, our chairman and a director.  See “ Item 13. Certain Relationships and Related Transactions.”

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

The following table sets forth information as to the principal changes in the components of our working capital (dollars in thousands)

	September 30, 2010	September 30, 2009	Change	Percent Change
Current Assets:
Cash	$2,417	$1,201	1,216	101.2%
Accounts receivable, net	254	75	179	239.0%
Prepaid expense and other receivable	164	0	164	*
Due from related parties	165	0	165	*
Advance for asset purchase	765	0	765	*
Inventories	4,650	5,423	(773)	(14.3%)
Total current assets	8,415	6,699	1,716	25.6%
Current Liabilities:
Accounts payable and accrued liabilities	63	47	16	34.0%
Other payables	1,657	578	1,079	186.7%
Due to related parties	368	2,303	(1,935)	(84.0	% )
Total current liabilities	2,088	2,928	(840)	(28.7	% )
Working capital	6,327	3,771	2,556	67.8%

* The percentage is not included since it would not provide meaningful information.

In fiscal 2010, we generated approximately $ 10.9 million from operations, reflecting primarily our net income of approximately $7.3 million and depreciation and amortization of approximately $1.9 million , a reduction of approximately $862,000 in inventory and an increase in other payables of approximately $1.1 million, reflecting primarily approximately $1.7 million due in connection with our purchases of sows, hogs and other assets during fiscal 2010. We used approximately $5.6 million in investing activities, representing approximately $3.3 million for the purchase of property and equipment, $1.6 million for the purchase of breeding sows and a $765,000 advance relating to the purchase of assets for a feed facility. We used approximately $ 4.1 million in financing activities, reflecting the net proceeds of approximately $5.6 million from our private placement of shares of common stock and warrants which was offset by the repayment of loans from related parties of approximately $ 9.7 million. During fiscal 2010, our primary source of funds, other than operating activities was the net proceeds of our private placement.

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

ITEM 9A. CONTROLS AND PROCEDURES

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following individuals constitute our board of directors and executive officers as of the date of this annual report on Form 10-K /A . Our executive officers are appointed annually by our board of directors. Each executive officer holds his office until he resigns, is removed by the Board, or his successor is appointed and qualified. Directors are elected annually by our stockholders at the annual meeting. Each director holds his office until his successor is elected and qualified or his earlier resignation or removal.

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

Wei (Wayne) He was appointed as chief financial officer on October 8, 2010. From November 2008 to August 2010, he served as a director of North American operations of Liyuan Aluminum, one of the top aluminum extrusion manufacturing companies in China. From September 2005 to October 2008, Mr. He was founder and managing director of Simba Media, Inc., a media company that facilitates high-level business communications between China and the U.S. Mr. He worked with a variety of clients including China Central Television and China Film Equipment Corporation. Mr. He obtained his master of business administration degree at The Anderson School at UCLA in 2002. We believe that Mr. He’s corporate finance experience and management experience with companies that conduct business in China bring resources that are valuable to the board and qualify him as a director.

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

To our knowledge, during the fiscal year ended September 30, 2010, based solely on a review of the copies of such reports furnished to us, all reports under Section 16(a) required to be filed by its officers and directors and greater than ten percent (10%) beneficial owners were timely filed except that Sheila Hunter failed to file a Form 4 in connection with her resignation as our president, chief executive officer, chief financial officer, treasurer, secretary and director on March 29, 2010.  Subsequent to September 30, 2010, the following individuals filed a late Form 3:  Wei (Wayne) He, who was elected chief financial officer and director on October 8, 2010, filed his Form 3 on December 23, 2010; Juxi Liuand Maopu Xiao, who were elected directors on November 4, 2010, filed their Form 3 on December 23, 2010.

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

The following table sets forth the options granted to each of the seven former shareholders of Jiangxi Huaxin and their designees.

Name	Shares Subject to Option
Dengfu Xu	1,075,206
Luping Pan	726,589
Mude Pan	488,104
Genkai Zhang	418,411
Xianyue Li	418,441
Min Yang	348,667
Jianying Xu	348,667
Yesheng Li	182,761
Dexuan Yu	182,761
Suyi Zheng	196,831
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

From time to time, Dengfu Xu, Luping Pan and 14 other former shareholders of Jiangxi Huaxin have made unsecured, non-interest bearing loans to us from time to time to meet our working capital requirements. For the years ended September 30, 2010, and made aggregate repayments to the sixteen former Jiangxi Huaxin shareholders of $8,032,328.  During the year ended September 30, 2009, we made advances to the former Jiangxi Huaxin shareholders in anticipation of dividends in the amount of $9,486,793.  As of September 30, 2010 and 2009, the outstanding balances due to shareholders were $1,859,882 and $2,303,270, respectively. The imputed interest from the former Jiangxi Huaxin shareholder loans was $115,736 for the year ended September 30, 2010.  There was no imputed interest for the year ended September 30, 2009 since the loans were treated as advances with respect to the anticipated dividends and were not outstanding for any significant time. During the year ended September 30, 2010, we purchased sows, hogs and other assets from five non-affiliated parties for a total purchase price of $5,930,000, of which $2,837,723 was paid at the time of the contract and the balance of $3,092,277 was due in installments that were due by December 31, 2010 and February 28, 2011.  Pursuant to agreements among us, Mr. Xu and the sellers, Mr. Xu assumed and paid the sellers $1,435,700 during September 2010 and $1,656,577 during December 2010.  Our obligations to Mr. Xu with respect to these payments are reflected in the table below.

Name	Balance 10/1/07	Net Advances (Repayments)	Balance 9/30/08	Net Advances (Repayments)	Balance 9/30/09	Net Advances (Repayments)	Balance 9/30/10
Dengfu Xu	$4,187	$388	$4 , 575	$(3,880)	$695	$(656)	$39
Luping Pan	1,779	(42)	1,737	(1,165)	497	(521)	(24)
Mude Pan	582	55	637	(685)	27	(167)	(140)
Genkai Zhang	720	43	763	(404)	359	(217)	142
Xianyue Li	943	86	1,029	(423)	606	(606)	-
Min Yang	605	71	676	(568)	108	(80)	28
Jianying Xu	522	66	588	(581)	7	30	37
Others	-	4	4	-	4	117	121
	$9,338	$671	$10,009	$(7,706)	$2,303	$(2,100)	$203

For the year ended September 30, 2009, we made aggregate borrowings from the sixteen former shareholders of $45,659.

The $164,000 balance due from related parties as reflected in the table was paid in October 2010.

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

(2) Financial Statement Schedule: None.

(3) Exhibits

Exhibit No.	Description

2.1	Share Exchange Agreement by and between the Company and Southern China Livestock International Inc., dated March 29, 2010 (2)

3.1	Certificate of Incorporation (1)

3.2	By-laws (1)

4.1	Form of Warrant (2)

10.1	Equity Transfer Agreement, dated November 3, 2008 (2)

10.2	Equity Transfer Agreement, dated January 13, 2010 (2)

10.3	Funding Escrow Agreement, dated March 29, 2010 (2)

10.4	Holdback Escrow Agreement, dated March 29, 2010 (2)

10.5	Escrow Agreement for Disbursement, dated March 29, 2010 (2)

10.6	Form of Lock-Up Agreement, by and between the Company and Lockup Stockholders, dated March 29, 2010 (2)

10.7	Sales Agreement with Shenzhen Dexing Food Development Co., dated February 1, 2010 for the purchase of up to a total of 200,000 hogs (4)

10.8	Purchase and Sale Contract with Yujiang Huangguizhen Feed Agency (3)

10.9	Restated Option Agreement dated July 27, 2010 (3)

10.10	Sales Agreement with Shenzhen Dexing Food Development Co., dated March 24, 2009 for the purchase of up to a total of 600,000 hogs (4)

10.11	Five agreements with Shenzhen Dexing Food Development Co. dated April 9, 2008 for the purchase of up to a total of 83,000 pigs (4)

10.12	Share Transfer Agreement between Liqiang Song and Shu Mei Yu, Ltd. (4)

10.13	Employment Agreement with Wei (Wayne) He, dated November 29, 2010 (6)

10.14	Director Agreement with Juxi Liu, dated November 4, 2010 (5)

10.15	Director Agreement with Maopu Xiao, dated November 4, 2010 (5)

10.16	Employment Agreement with Luping Pan, dated November 29, 2010 (6)

10.17	Employment Agreement with Dengfu Xu, dated November 29, 2010 (6)

10.18	Form of Indemnification Agreement (6)

10.19	Form of letter from former stockholders of subsidiaries as to tax liabilities [English Translation] (6)

10.20	Director Agreement with William E. Thomson, dated December 23, 2010 (7)

10.21	Director Agreement with Bernard J. Tanenbaum III, dated December 23, 2010 (7)

10.22	Supplemental agreements among the Company, Dengfu Xu and the sellers of certain assets*

14.1	Code of ethics (7)

21.1	List of subsidiaries of the Registrant (3)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

(1)	Incorporated herein by reference to the Form 10 Registration Statement filed on October 22, 2007.
(2)	Incorporated herein by reference to the current report Form 8-K filed on April 1, 2010.
(3)	Incorporated herein by reference to the Registration Statement on Form S-1/A filed on August 2, 2010.
(4)	Incorporated herein by reference to the Registration Statement on Form S-1/A filed on October 1, 2010.
(5)	Incorporated herein by reference to the current report Form 8-K filed on November 5, 2010.
(6)	Incorporated herein by reference to the Registration Statement on Form S-1 filed on November 30, 2010.
(7)	Incorporated herein by reference to the current report Form 8-K filed on December 23, 2010.
*	Filed herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

SOUTHERN CHINA LIVESTOCK, INC.

Date: February 7, 2011	By:	/s/ Luping Pan
Luping Pan President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Luping Pan	Director, President and Chief Executive	February 7 , 2011
Luping Pan	Officer (Principal Executive Officer)

/s/ Dengfu Xu	Director	February 7 , 2011
Dengfu Xu

/s/ Wei (Wayne) He	Director and Chief Financial Officer	February 7 , 2011
Wei (Wayne) He	(Principal Accounting and Financial Officer)

/s/ Juxi Liu	Director	February 7 , 2011
Juxi Liu

/s/ Bernard J. Tanenbaum III	Director	February 7 , 2011
Bernard J. Tanenbaum III

/s/ William E. Thomson	Director	February 7 , 2011
William E. Thomson

/s/ Maopu Xiao	Director	February 7 , 2011
Maopu Xiao

SOUTHERN CHINA LIVESTOCK INTERNATIONAL INC.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

Schwartz Levitsky Feldman llp
CHARTERED ACCOUNTANTS
LICENSED PUBLIC ACCOUNTANT
TORONTO · MONTREAL

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of
Southern China Livestock, Inc.

We have audited the consolidated balance sheets of Southern China Livestock, Inc (the “company”) at September 30, 2010 and 2009 and the consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the management of the company. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

As discussed in Note 2 to the consolidated financial statements, the accompanying consolidated financial statements have been restated.

/s/ “SCHWARTZ LEVITSKY FELDMAN LLP”

Toronto, Ontario, Canada November 26, 2010 (except for the effects of the restatement discussed in Note 2, Note 9 and Note 16, as to which the date is January 31, 2011)	Chartered Accountants Licensed Public Accountants

1167 Caledonia Road
Toronto, Ontario M6A 2X1
Tel: 416 785 5353
Fax: 416 785 5663

SOUTHERN CHINA LIVESTOCK, INC. (Formerly Expedite 4, Inc.)
Consolidated Balance Sheets
(Expressed In U.S. Dollars)

	September 30,
	2010	2009
	(Restated – See Note 2)
ASSETS
Current Assets:
Cash	$2,417,302	$1,201,160
Accounts receivables, net (note 4)	253,996	74,926
Prepaid expense and other receivables	164,035	-
Due from related parties	164,642	-
Advance for asset purchase (note 5)	765,000	-
Inventories (note 6)	4,650,041	5,422,516

Total current assets	8, 415 , 016	6,698,602

Property and equipment, net (note 7)	13,076,480	6,782,053
Construction in progress	3,846,439	269,220
Biological assets, net (note 8)	1,665,572	747,969
Total assets	2 7,003,507	14,497,844

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and a ccrued liabilities	62,932	47,084
Other payables	1,656,577	577,891
Due to related parties (note 9)	367,947	2,303,270
Total current liabilities	2,087,456	2,928,245

Commitments and contingencies (note 14)
Concentration of credit risk (note 13)

Equity:
Common stock ($.001 par value; 7,144,071 authorized
shares issued and outstanding as of September 30, 2010; and
5,623,578 shares issued and outstanding as of September 30, 2009	7,144	5,624
Warrants	2,418,619	-
Additional paid in capital	5,969,226	2,706,335
Retained earnings reserves	3,360,940	2,563,401
Accumulated other comprehensive income	2,568,315	2,184,852
Noncontrolling interest	284,497	135,920
Retained earnings	10,307,310	3,973,467

Total stockholders’ equity	24,916,051	11,569,599

Total liabilities and stockholders’ equity	$2 7 , 003 , 507	$14,497,844

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
See accompanying notes to consolidated financial statements

SOUTHERN CHINA LIVESTOCK, INC. (Formerly Expedite 4, Inc.)
Consolidated Statements of Stockholders’ Equity
(Expressed In U.S. Dollars)

	Common Stock			Additional	Appropriation of	Retained	Accumulated Other	Noncontrolling
	Shares	Amounts	Warrants	Paid In Capital	Retained Earnings (reserves)	Earnings	Comprehensive Income	Interest	Equity
Balance at September 30, 2008 (note 1)	5,623,578	$5,624	-	2,686,335	1,103,867	11,465,728	2,220,990	253,256	17,735,800
Investment in subsidiary				20,000					20,000
Transfer to reserve		-	-	-	1,459,534	(1,459,534)	-	-	-
Foreign currency translation adjustment		-	-	-	-	-	(36,138)		(36,138)
Net income		-	-	-	-	7,031,348		143,362	7,174,710
Dividend paid		-	-	-	-	(13,064,075)		(260,698)	(13,324,773)

Balance as of September 30, 2009	5,623,578	5,624	-	2,706,335	2,563,401	3,973,467	2,184,852	135,920	11,569,599

Issuance of shares in reverse acquisition	1,500	1	-	-	-	-	-	-	1
Issuance of common stock and warrants	1,518,993	1,519	2,418,619	3,147,155	-	-	-	-	5,567,293
Imputed interest on related party loan			-	115,736	-	-	-	-	115,736
Transfer to reserve			-	-	797,539	(797,539)	-	-	-
Foreign currency translation adjustment		-	-	-	-	-	383,463	-	383,463
Net income				-	-	7,131,382	-	148,577	7,279,959
				-	-
Balance as of September 30, 2010	7,144,071	7,144	2,418,619	5,969,226	3,360,940	10,307,310	2,568,315	284,497	24,916,051

See accompanying notes to consolidated financial statements

SOUTHERN CHINA LIVESTOCK, INC. (Formerly Expedite 4, Inc.)
Consolidated Statements of Cash Flows
(Expressed In U.S. Dollars)

	September 30,
	2010	2009
	(Restated – See Note 2)
Cash flows from operating activities:
Net income	$7,279,959	7,174,710
Adjustments for
Depreciation and amortization	1,876,040	1,277,291
Gain on disposal of plant and equipment	-	(439)
Loss (gain) on disposal of biological assets	37,342	(258,434)
Imputed interest on loan from related parties	115,736	-
Changes in operating assets and liabilities:
Accounts receivable	(174,851)	7,659
Prepaid expense and other receivables	(162,290)	-
Inventories	862,217	382,724
Other payable s	1,050,891	209,399
Accounts payable and a ccrued liabilities	15,180	16,694
Net cash provided by operating activities	10.900,224	8,809,604

Cash flows from investing activities:
Purchase of property and equipment	(3,305,050)	-
Purchase of biological assets	(1,604,674)	(318,025)
Deposit for purchase of assets	(765,000)
Proceeds from disposal of property and equipment	-	3,805
Proceeds from disposal of biological assets	74,248	283,541
Net cash used in investing activities	(5,600,476)	(30,679)

Cash flows from financing activities:
Investment in subsidiary	-	20,000
Net proceeds from sale of common stock and warrants in private placement	5,567,294	-
Proceeds from loans from related parties	-	45,659
Repayment of loans to related parties	(9,662,893)	-
Advances to related parties in anticipation of dividends	-	(9,486,793)
Payment of accrued dividend	-	(1,700,979)
Net cash used in financing activities	(4,095,599)	(11,122,113)
Net increase (decrease) in cash	1,204, 149	(2,343,188)
Effect of foreign exchange rate changes	11, 993	(6,972)

Cash, beginning of period	1,201,160	3,551,320
Cash, end of period	$2,417,302	1,201,160
Supplementary cash flow disclosure:
Interest paid	-	-
Taxes paid	-	-
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

NOTE 2 --- BASIS OF PRESENTATION – RESTATEMENT

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

Subsequent to the issuance of the company’s financial statements, management determined that balances due to/from related parties were not accurately reflected in the consolidated financial statements. Management has adjusted the amounts previously reported to correctly reflect the balances outstanding as at September 30, 2010 (see note 9). This correction does not affect prior years.

The consolidated financial statements for the year ended September 30, 2010, have been restated.  The effect of the restatement is summarized as follows:

	2010 As previously reported	2010 As restated
Current assets:
Due to related parties	-	164,642
Total current assets	8,250,374	8,415,016
Total assets	26,838,865	27,003,507

Current liabilities:
Other payables	-	1,656,577
Due to related parties	1,859,882	367,947
Total current liabilities	1,922,814	2,087,456
Total liabilities and stockholders’ equity	26,838,865	27,003,507

Cash flow from operating activities
Other payables	(579,673)	1,050,891
Net cash provided by operating activities	9,269,660	10,900,224

Cash flow from financing activities
Repayment of loans to related parties	(8,032,328)	(9,662,893)
Net cash used in financing activities	(2,465,034)	(4,095,599)

Net increased (decreased) in cash	1,204,150	1,204,149
Effective of foreign exchange rate changes	11,992	11,993

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

During the year ended September 30, 2010, the Company purchased sows, hogs and other assets from five non-affiliated parties for a total purchase price of $5,930,000, of which $2,837,723 was paid at the time of the contract and the balance of $3,092,277 was due in installments that were due by December 31, 2010 and February 28, 2011.Pursuant to agreements among the Company, its chairman, who is also a director, and the sellers, the chairman assumed and paid the Company’s obligations to these sellers in the amount of $1,435,700 during the month of September 2010. The balance due to the chairman from the Company with respect to these payments is included in “Due to related parties,” which was $367,947 at September 30, 2010.See Note 16.

At September 30, 2010, there was a balance due from related parties in the amount of $164,642, which was paid in October 2010.  See Note 16.

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