Form 10-Q
period 2010-12-31
SOUTHERN CHINA LIVESTOCK, INC.
filed 2011-02-07
CIK 1415599

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of February 4, 2011: 7,144,071 shares of common stock.

SOUTHERN CHINA LIVESTOCK, INC.
(formerly Expedite 4, Inc.)
FORM 10-Q
December 31, 2010

INDEX

PART I-- FINANCIAL INFORMATION

PART II-- OTHER INFORMATION

Item 6.	Exhibits	20

SIGNATURES

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SOUTHERN CHINA LIVESTOCK, INC. (Formerly Expedite 4, Inc.)
Consolidated Balance Sheets
(Expressed In U.S. Dollars)

	December 31, 2010 (Unaudited)	September 30, 2010 (Restated - See Note 2)
ASSETS
Current Assets:
Cash	$2,347,419	$2,417,302
Accounts receivables, net	-	253,996
Prepaid expense and other receivables	147,126	164,035
Due from related parties	-	164,642
Advance for asset purchase	765,000	765,000
Inventories (note 4)	5,308,298	4,650,041

Total current assets	8,567,843	8,415,016

Property and equipment, net	12,882,277	13,076,480
Construction in progress	4,284,562	3,846,439
Biological assets, net	1,798,710	1,665,572

Total assets	27,533,392	27,003,507

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	128,736	62,932
Other payables	-	1,656,577
Due to related parties	188,184	367,947

Total current liabilities	316,920	2,087,456

Commitments and contingencies (note 6)

Equity:
Common stock($.001 par value; 7,144,071shares issued authorized and outstanding as of December 31, 2010 and
September 30, 2010)	7,144	7,144
Warrants	2, 418,619	2,418,619
Additional paid in capital	5,969,226	5,969,226
Retained earnings reserves	3,360,940	3,360,940
Accumulated other comprehensive income	2,862,025	2,568,315
Noncontrolling interest	305,036	284,497
Retained earnings	12,293,482	10,307,310

Total stockholders’ equity	27,216,472	24,916,051

Total liabilities and stockholders’ equity	$27,533,392	$27,003,507

See accompanying condensed notes to consolidated financial statements.

SOUTHERN CHINA LIVESTOCK, INC. (Formerly Expedite 4, Inc.)
Consolidated Statements of Income and Comprehensive Income
(Expressed In U.S. Dollars)
(Unaudited)

	Three months ended December 31,
	2010	2009

Sales	$10,661,716	$11,377,724
Cost of sales	8,055,452	9,468,686

Gross profit	2,606,264	1,909,038

Operating expenses:
Selling expenses	-	(5,765)
General and administrative expenses	(600,001)	(102,466)

Income from operations	2,006,263	1,800,807

Government subsidies	-	263,627
Other income	458	59,957

Income before income taxes	2,006,721	2,124,391

Income taxes (note 6)	-	-

Net income	2,006,721	2,124,391
Less: net income attributable to the noncontrolling interest	20,549	42,814
Net income attributable to common stockholders	1,986,172	2,081,577

Other comprehensive income:
Net income	2,006,721	2,124,391
Foreign currency translation adjustment	293,710	1,241

Comprehensive income	$2,300,431	$2,125,632

Earnings per share allocable to common stockholders:
Basic	$0.28	$0.38
Diluted	$0.28	$0.38

Weighted average common shares outstanding
Basic	7,144,071	5,623,578
Diluted	7,144,071	5,623,578

See accompanying notes to condensed consolidated financial statements

SOUTHERN CHINA LIVESTOCK, INC. (Formerly Expedite 4, Inc.)
Consolidated Statements of Cash Flows
(Expressed In U.S. Dollars)
(Unaudited)

	Three months ended December 31,
	2010	2009

Cash flows from operating activities:
Net income	$2,006,721	$2,124,391
Adjustments for
Depreciation and amortization	505,189	314,666
Gain on disposal of biological assets		(96,049)
Changes in operating assets and liabilities:
Accounts receivable	255,441	44,911
Prepaid and other receivables	18,276	-
Inventories	(599,543)	1,896,369
Accounts payable	(1,665,999)	(295,384)
Accrued expenses and other liabilities	65,168	(12,730)

Net cash provided by operating activities	585,253	3,976,174

Cash flows from investing activities:
Purchase of property and equipment	(390,203)	(92,389)
Purchase of biological assets	(271,041)	(145,804)
Proceeds from disposal of biological assets	-	120,226

Net cash used in investing activities	(661,244)	(117,967)

Cash flows from financing activities:
Repayment of loans from stockholders	(18,480)	(3,374,322)

Net cash used in financing activities	(18,480)	(3,374,322)

Net increase (decrease) in cash	(94,471)	483,885
Effect of foreign exchange rate changes	24,588	112

Cash, beginning of period	2,417,302	1,201,160

Cash, end of period	$2,347,419	$1,685,157

Supplementary cash flow disclosure:
Interest paid	-	-
Taxes paid	-	-

See accompanying notes to condensed consolidated financial statements

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

SOUTHERN CHINA LIVESTOCK, INC. (Formerly Expedite 4, Inc.)
Notes To Condensed Consolidated Financial Statements
(Expressed In U.S. Dollars)
(Unaudited)

NOTE 1 ---ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

Details of the Company’s subsidiaries as of December 31, 2010 were as follows:

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

NOTE 2 --- BASIS OF PRESENTATION -- RESTATEMENT

The accompanying consolidated financial statements have been presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) applicable to interim financial statements and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, the interim financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the results for the interim periods presented.

SOUTHERN CHINA LIVESTOCK, INC. (Formerly Expedite 4, Inc.)
Notes To Condensed Consolidated Financial Statements
(Expressed In U.S. Dollars)
(Unaudited)

The consolidated financial statements include the financial statements of SCLI and all its subsidiaries. All transactions and balances between the SCLI and its subsidiaries have been eliminated upon consolidation.   As all of the above entities are under common control, they have been consolidated based on their carrying values for the periods presented.

Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year ended September 30, 2011. Interim unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended September 30, 2010.

Subsequent to the issuance of the company’s financial statements, management determined that balances due to/from related parties were not accurately reflected in the consolidated financial statements. Management has adjusted the amounts previously reported to correctly reflect the balances outstanding as at September 30, 2010 (see note 9). This correction does not affect prior years.

The consolidated balance sheet at September 30, 2010, has been restated.  The effect of the restatement is summarized as follows:

	9/30/10 As previously reported	9/30/10 As restated
Current assets:
Due from related parties	-	164,642
Total current assets	8,250,374	8,415,016
Total assets	26,838,865	27,003,507

Current liabilities:
Other payables	-	1,656,577
Due to related parties	1,859,882	367,947
Total current liabilities	1,922,814	2,087,456
Total liabilities and stockholders’ equity	26,838,865	27,003,507

NOTE 3 --- USE OF ESTIMATES

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

NOTE 4 --- INVENTORY

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

SOUTHERN CHINA LIVESTOCK, INC. (Formerly Expedite 4, Inc.)
Notes To Condensed Consolidated Financial Statements
(Expressed In U.S. Dollars)
(Unaudited)

Inventories on December 31, 2010 and September 30, 2010 consisted of the following:

	December 31, 2010	September 30, 2010

Raw materials	$227,639	$211,324
Live hogs	5,080,659	4,438,717

	$5,308,298	$4,650,041

NOTE 5 --- INCOME TAXES

The Company is incorporated in United States of America. The Company’s subsidiaries are incorporated in the BVI, Hong Kong and the PRC. The management and control of the Company is in PRC, and the Company’s business is conducted in the PRC. The Company’s PRC subsidiaries pay no income tax in the PRC pursuant to an exemption from taxes under the current tax laws of the PRC which are applicable to agriculture companies. For the three months ended December 31, 2010 and 2009, the Company was not subject to any income tax either in the United States, the BVI, Hong Kong or the PRC. As such no current or future income tax asset or liabilities are recorded in its financial statements for such years.

NOTE 6 --- COMMITMENTS AND CONTINGENCIES

CAPITAL COMMITMENTS

As of December 31, 2010, there were capital commitments amounting to $2,970,787, which were mainly related the construction work of the buildings.

LEASE COMMITMENTS

The Company leases land (in which the company’s building are locked) office space, employee living space, and certain pigsties under non-cancelable operating leases.  Future minimum rental commitments for the next five years are as follows:

2011	$23,708
2012	23,708
2013	16,158
2014	16,158
2015	16,158
2016 and then after	314,805

Total	$410,695

Contingent Liability

Seven of the Company’s subsidiaries declared and they or the Company paid dividends to the then stockholders of these subsidiaries in the amount of $13,064,075 and $8,897,167 for the years ended September 30, 2009 and 2008, respectively. According to the Income Tax Laws in the PRC, the Company is required to withhold income tax of 20% on the dividends paid to stockholders, which the Company failed to do. In the event that these taxes cannot be collected from the stockholders, the Company may be liable to pay the unpaid amount of approximate $4.4 million and late payment penalty may be levied in an amount ranging from 50% to maximum of five times the taxes owing. The Company believes that the likelihood of the taxes and penalties being levied against the Company is remote as of the date hereof. In the event that the taxing authorities assesses the Company for these taxes, they will be recorded as appropriate, depending on whether the amounts can be recovered from the stockholders or not.

SOUTHERN CHINA LIVESTOCK, INC. (Formerly Expedite 4, Inc.)
Notes To Condensed Consolidated Financial Statements
(Expressed In U.S. Dollars)
(Unaudited)

Liquidated Damages

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

The registration statement was required to be declared effective by November 2, 2010.  Since the registration statement was not declared effective by the required date, the Company is to pay to investors, liquidated damages of 1% of the purchase price for each calendar month (pro-rated for a fractional month) during the period of such failure, up to a maximum of 5% of the purchase price.  On December 31, 2010, recorded liquidated damages amount $151,900, which was 2% of the purchase price for the three months ended December 31, 2010.

NOTE 7 --- RELATED PARTY TRANSACTIONS

During the year ended September 30, 2010, the Company purchased sows, hogs and other assets from five non-affiliated parties for a total purchase price of $5,930,000, of which $2,837,723 was paid at the time of the contract and the balance of $3,092,277 was due in installments that were due by December 31, 2010 and February 28, 2011.Pursuant to agreements among the Company, its chairman, who is also a director, and the sellers, the chairman assumed and paid the Company’s obligations to these sellers in the amount of $1,435,700 during the month of September 2010 and the remaining $1,656,577 during the month of December 2010. The balance due to the chairman from the Company with respect to these payments is included in “Due to related parties.” The amount due to related parties was $367,947 at September 30, 2010 and $188,184 at December 31, 2010.

At September 30, 2010, there was a balance due from related parties in the amount of $164,642, which was paid in October 2010.

Item 2.  Management’s Discussion andAnalysis of Financial Condition and Results of Operations

The following discussion and analysis of the results of operations and financial condition at December 31, 2010 and for the three months ended December 31, 2010 and 2009 and, should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this report.

This quarterly report contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this report. Additionally, statements concerning future matters are forward-looking statements.  Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risks Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K, which we filed with the SEC on December 23, 2010 as amended by a Form 10-K/A which we filed with the SEC on February 7, 2011, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q and in other reports and registration statements that we file with the SEC.  You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.  The forward-looking statements include, among other things, statements relating to:

•	our expectations regarding the market for our products;

•	our expectations regarding the continued growth of the hog breeding industry in the PRC;

•	our ability to retain our existing customers and develop a new customer base for our hogs;

•	our ability to implement and operate profitably our proposed fertilizer business;

•	our ability to price our pigs competitively and obtain feed at a price which enables us to sell our pigs profitably;

•	our ability to expand our inventory of sows and hogs; and

•	the absence of any epidemics or material diseases affecting our pigs or the pig industry in general.

Forward-looking statements represent our estimates and assumptions only as of the date of this report. You should read this report and the documents that we refer to in this report, or that we filed as with the SEC with the understanding that our actual future results may be materially different from what we expect.

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

According to the US Department of Agriculture report entitled “2010 Trade Forecast Revision: Pork Higher; Beef and Broiler Meat Stable,” China is the world’s largest pork producer, accounting for nearly half of the world’s total production. For 2010, China produced approximately 50 million metric tons of pork out of a projected estimated world production of approximately 109 million metric tons.

Our business is primarily affected by the cost of feed and the market for and the selling price of live hogs. Our largest expense is feed for our pigs. We rely on a single supplier of feed, which accounted for approximately 84% of our purchases for the three months ended December 31, 2010, and approximately 82% of our purchases for each of the years ended September 30, 2010 and 2009.  If we are not able to purchase from our supplier, we may have difficulty in purchasing feed from other suppliers at a reasonable cost. Since our sales prices are based on market price, we may not be able to increase our price for pigs to cover any increase in the cost of feed.

Our three largest customers accounted for approximately 90% of our sales for the three months ended December 31, 2010, 94% of our sales for the year ended September 30, 2010 and 98% of our sales for the year ended September 30, 2009. Our largest customer, Shenzhen Dexing, accounted for approximately 54% of our sales in the three months ended December 31, 2010, approximately 70% of our sales for the year ended September 30, 2010, and approximately 75% of our sales for the year ended September 30, 2009.  We sell hogs to this customer pursuant to contracts, one of which provides for us to sell 50,000 hogs per month, for a total of 600,000 hogs per year, and the other of which provides for us to sell the customer 500,000 hogs for the year commencing September 1, 2010. The agreements provide for the shipment date and quantity to be subject to future agreement. We do not believe that our present inability to deliver 1,100,000 hogs per year will impair our ability to sell a substantial percentage of our production to this customer. However, the loss or significant reduction in orders from this customer would have a significant impact on our ability to remain profitable. We plan to significantly increase our inventory of hogs as well as breeding sows in anticipation of being able to significantly increase our sales. However, we can give no assurance that our existing customers will purchase these pigs or that we will be able to expand our customer base.  We have filed a registration statement with respect to a public offering of our common stock. We cannot assure you that we will be able to complete the offering, and our failure to raise money either in the public market or otherwise, could impair our ability to expand our production significantly.

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

Although the government of the PRC has broad powers to adopt price controls, as of the date of this report, it has not sought to apply price controls to either the sale of hogs or the sale of corn or other feed grains. If price controls are adopted, our sales would be affected, and, if price controls are placed on the sale of hogs and not the sale of feed, we would not be able to increase our sales prices to cover increases in the cost of feed. If price controls are imposed on both the sale of pigs and the sale of feed, the government could effectively determine our gross margin.

The market price for hogs is subject to fluctuation, and future market prices cannot be predicted with any degree of accuracy.  Following a decrease in the market price during 2009, the market price for hogs increased during 2010 and reached relatively high levels in November and December.  We normally seek to sell our hogs when they reach the target weight of approximately 105 to 110 kilograms.  Hogs generally reach this weight at about five months.  However, we may sell younger hogs in order to protect ourselves against a decline in the price of hogs.  To the extent that we sell hogs that are younger than five months in any quarter, it may result in a decline in the number of hogs sold in a subsequent quarter.  Furthermore, since the typical breeding cycle is approximately five months, and a breeding sow can give birth 2.2 times a year on average, the number of hogs that reach the target selling weight can vary significantly from quarter to quarter.  These factors can result in a significant change in sales and net income from quarter to quarter, and they affected our sales for the three months ended December 31, 2010.  Because we sold hogs at a lower weight in order to take advantage of a relatively high market price during the quarter ended September 30, 2010 and because of the normal breeding cycle of the sows in the quarter ended September 30, 2010, we had a lower inventory of hogs at the target weight which resulted in a decline in sales from the three months ended December 31, 2009 (the “December 2009 quarter”), to the three months ended December 31, 2010 (the “December 2010 quarter”).

In April 2010, we began to increase our pig inventory through the purchase of sows and hogs from local pig farmers. Through September 30, 2010, we entered into agreements with several pig farmers pursuant to which we purchased a total of approximately 2,400 breeding sows and approximately 21,000 hogs. Subsequent to September 30, 2010, we did not make any significant purchases of sows or hogs. These agreements typically provided for the payment of the purchase price in installments. The total purchase price for these pigs was $1.8 million. In connection with the purchase of the pigs for inventory, we also acquired certain other assets. The total purchase price for these other assets was $4.1 million.  Of the total of $5.9 million, we paid $2.8 million at the closing, and $1.4 million in September 2010, leaving a balance of $1.7 million which was paid in December 2010.   The September and December payments were advanced on our behalf by Mr. Dengfu Xu, our chairman and a director, and we have reimbursed Mr. Xu with respect to substantially of the money he advanced on our behalf.  See Note 7 of Notes to Condensed Consolidated Financial Statements.

We plan to take advantage of our rural location and the fact that we are surrounded by rice and vegetable farms by processing our organic waste and selling it as organic fertilizer. With the anticipated increase in our pig inventory, and with our advantageous location in a southern province with many farmlands, we believe that we can develop a profitable fertilizer business. Organic fertilizers made from livestock manure are commonly used in China. They are environmentally friendly products, are fully exempt from VAT, and are exempt from EIT for the first three years. As of December 2010, the types of organic fertilizer we plan to produce were sold in the range of $120 to $135 per ton, using the current currency exchange rate. We plan to allocate a portion of the proceeds from our proposed public offering to begin development of an organic fertilizer line of business. We plan to spend $2.3 million of these proceeds to build an organic fertilizer line following the completion of the public offering. We will not commence our efforts with respect to the fertilizer business until we receive the funding either from the public offering or from another financing source. Accordingly, if we do not receive funding either from our proposed public offering or another funding source, we may not seek to enter the organic fertilizer business. The organic fertilizer will be primarily made from pig waste. We anticipate that, if we receive adequate financing, it will take about six months to build such production line and that the production line would become operational within three months thereafter. We believe that we will be able to generate revenue from this business as soon as it becomes operational. However, we do not have experience in the fertilizer business, which is a business that is different from the raising and selling of hogs. Our cost and time estimate may not be accurate, and it may take longer to establish a production facility and the costs may be greater than the $2.3 million which we have allocated to the project. To the extent that our costs exceed $2.3 million, we believe that our cash flow from operations can satisfy any additional cash requirements although we may use cash generated from financing or investing activities for this purpose. Further, since our management does not have experience in the fertilizer business, unless we are able to hire qualified personnel to manage the fertilizer business, we may not be able to generate a profit from this business.

In connection with our private placement of common stock and warrants during March through May 2010, we agreed to register the shares of common stock that were issued in the private placement and were issuable upon exercise of the warrants that were issued in the private placement and to have the registration statement declared effective by November 2, 2010.  Since the registration statement was not effective on that date, liquidated damages accrue at the rate of 1% per month until the registration statement is declared effective, with a maximum of 5%.  During the December 2010 quarter, our accrued liquidated damages were approximately $152,000. The maximum liquidated damages are approximately $380,000.

Reverse Acquisition

On March 29, 2010, we acquired all of the capital stock of Southern China Livestock International, Inc. (“SCLI”) in a reverse acquisition transaction, which was accompanied by a financing.  Pursuant to a share exchange agreement, we issued 5,623,578 shares of common stock in exchange for all of the outstanding shares of SCLI. Upon the completion of the transaction, we owned 100% of the stock of SCLI which owns the operating entities in China. Under generally accepted accounting principles, our acquisition of SCLI and its subsidiaries is equivalent to the acquisition by SCLI of the Company, with the issuance of stock by SCLI for our net monetary assets. This transaction is reflected as a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the acquisition is identical to that resulting from a reverse acquisition. Under reverse acquisition accounting, the comparative historical financial statements of the Company, as the legal acquirer, are those of the accounting acquirer, SCLI. Our financial statements reflect the recapitalization of the stockholders’ equity as if the transactions occurred as of the beginning of the first period presented. Thus, only the 5,623,578 shares of common stock issued to the former SCLI stockholders are deemed to be outstanding for all periods reported prior to the date of the reverse acquisition. The 1,500 shares of common stock that were outstanding on March 29, 2010, net of the 98,500 shares that were cancelled for no consideration pursuant to the share exchange agreement, are treated as if they were issued on March 29, 2010, as part of a recapitalization.

RESULTS OF OPERATIONS

General

Our sales are primarily generated from the sale of hogs which we breed.  Our cost of sales consists primarily of the fodder expense, and we have limited influence on such cost. Cost of sales also includes depreciation of our breeding sows.  We use grain fodder, and the price of fodder is determined solely by suppliers and generally reflects the price of grain. Our largest supplier, from whom we purchased feed, accounted for approximately 84% of our purchases in the December 2010 quarter and 82% of our purchases in the fiscal year ended September 30, 2010, or fiscal 2010,  and the fiscal year ended September 30, 2009, or fiscal 2009.  Although we will seek to obtain more beneficial pricing from our supplier by offering to increase our purchases from the supplier, our increased purchases in the December 2010 quarter and in fiscal 2010 have not had any significant effect on our supplier’s pricing policies. We may not be able to get more beneficial pricing terms and may become more dependent upon a single supplier.

Operating expenses include selling expenses, which were not significant, and overhead expenses such as rent, management and staff salaries, general insurance and offices expenses, including expenses associated with our status as a public company.  We did not incur public company expenses prior to the reverse acquisition in March 2010.

The government has recently provided subsidies during a period of depressed prices in the market for live hogs.  As a result, we received government subsidies of approximately $1.3 million in fiscal 2010 and $1.1 million in fiscal 2009.  As a result of the increase in the price for hogs, the government has phased out this subsidy program.  We did not receive any subsidy for the December 2010 quarter, and we do not know whether we will receive any subsidy for the balance of the current fiscal year.

Three Months Ended December 31, 2010 and 2009

The following table sets forth a summary of certain key components of our results of operations for years ended December 31, 2010 and 2009 in dollars and as a percentage of sales (dollars in thousands).

	For the Three Months Ended December 31,
	2010		2009		Change ($)%
Sales	$10,662	100.0%	$11,378	100.0%	$(716)	(6.3)%
Cost of sales	8,055	75.6%	9,469	83.2%	(1,413)	(14.9)%
Gross profit	2,606	24.4%	1,909	16.8%	697	36.5%
Operating expenses	600	5.6%	108	1.0%	492	454.4%
Income from operations	2,006	18.8%	1,801	15.8%	205	11.4%
Government subsidies	-	0%	264	2.3%	(264)	(100.0)%
Other income (expense)	-	0%	60	0.5%	(60)	(100.0)%
Income before income tax provision	2,007	18.8%	2,124	18.7%	(118)	(5.5)%
Net income before non-controlling interest1	2,007	18.8%	2,124	18.7%	(118)	(5.5)%
Net income attributable to common stockholders	1,986	18.6%	2,082	18.3%	(95)	(4.6)%

1
We are exempt from payment of enterprise income taxes since we are in the business of agricultural breeding of livestock. If we were required to pay income taxes at the statutory rate of 25%, our net income attributable to common shareholders would be $1,489,629, or $0.21 per share (basic and diluted), for the three months ended December 31, 2010 and $1,561,183, or $0.28 per share (basic and diluted), for the three months ended December 31, 2009.

Sales

For the December 2010 quarter, our sales decreased approximately $716,000, or 6.3%, to approximately $10.7 million from approximately $11.4 million for the December 2009 quarter. During the December 2010 quarter, we sold hogs weighing approximately 4.9 million kilograms, representing a decrease of 1.6 million kilograms from approximately 6.5 million kilograms for the December 2009 quarter. The average unit selling price in RMB increased 22.0% from approximately RMB11.98 per kilogram in the December 2009 quarter to approximately RMB 14.61 per kilogram in the December 2010 quarter. The average unit selling price, converted into dollars based on the average exchange rate during the quarter, also increased 25.1% from $1.75 per kilogram in the December 2009 quarter to $2.19 per kilogram in the December 2010 quarter. The average unit selling price during the December 2009 quarter reflected the effects of increased competition in the hog market resulting from a decline in demand and an oversupply of hogs. The price increased in fiscal 2010 reflecting an overall improvement in the market for hogs, which reached a 24-month high during the months of November and December 2010.  However, the reduced total weight of hogs that we sold in the December 2010 quarter reflects the effects of our sales in the quarter ended September 30, 2010, or the September 2010 quarter.  During that quarter, in order to take advantage of what we considered a high price for live hogs, we sold hogs at an average weight which is less than our target weight.  Our target weight for selling hogs is in the range of 105 to 110 kilograms, which is between 231 and 242 pounds.  The average weight of the hogs that we sold in the September 2010 quarter was approximately 95 kilogram.  As a result, we sold in the September 2010 quarter hogs which would, if we retained them until they reached the target weight, would have generated sales in the December 2010 quarter.  Our sales in the December 2010 quarter were also affected, to a lesser extent, by the breeding pattern of our sows.  We anticipate that commencing in the current quarter, which ends on March 31, 2011, our sales will improve as more of our hogs reach the target weight for sales.

Cost of Sales; Gross Margin

Cost of sales includes, in addition to the cost of fodder, depreciation of our breeding sows. The cost of sales decreased by 14.9%, from approximately $9.5 million in the December 2009 quarter to approximately $8.1 million in the December 2010 quarter, which was a lesser percentage increase than our sales, reflecting primarily a smaller increase in our cost of feed than the price at which we could sell our hogs. As a result, our gross profit increased approximately $697,000, or 36.5%, from approximately $1.9 million in the December 2009 quarter to approximately $2.6 million for the December 2010 quarter and our gross margin increased from 16.8% in the December 2009 quarter to 24.4% in the December 2010 quarter.

Operating Expenses

Operating expenses increased approximately $492,000, or 454%, from approximately $108,000 in the December 2009 quarter to approximately $600,000 in the December 2010 quarter, primarily reflecting the increase in professional fees and expenses which we began to incur when we became a public company March 2010, including increased remuneration for our personnel and legal and audit expenses.  In addition, for the December 2010 quarter, our operating expenses include liquidated damages of $152,000 for failing to register under the Securities Act the shares of common stock issued in the 2010 private placement.

Government Subsidies

During fiscal 2010 and 2009, PRC government provided subsidies to pig farmers because of the decline in the market price for hogs. Since we received our full subsidy for calendar 2010 during fiscal 2010, we did not receive any government subsidies during the December 2010 quarter.  Because of the increase in the price of hogs, we do not know whether we will receive any government subsidies for the balance of the current fiscal year.  For the December 2009 quarter we received government subsidies of approximately $264,000.

Income before income taxes

As a result of the foregoing, our income before income taxes decreased approximately $118,000, or 5.5%, from approximately $2.12 million in the December 2009 quarter to approximately $2.01 million in the December 2010 quarter.

Income tax provision

Our business of agricultural breeding of livestock has been exempt from enterprise income tax since January 2007. Accordingly, we did not pay EIT for either the December 2010 or December 2009 quarter.

Net income attributable to non-controlling interest

Seven of our subsidiaries had a 1% minority interest during the December quarter and an approximately 2% minority interest during the December 2009 quarter. Accordingly, under GAAP, the interest of the non-controlling shareholders is deducted from net income in determining net income allocable to common shareholders. The minority interest was approximately $21,000 in the December 2010 quarter and approximately $43,000 in the December 2009 quarter.

Net Income Allocated to Common Stockholders

As a result of the foregoing, our net income attributable to common stockholders decreased from approximately $2.08 million, or $0.37 per share (basic and diluted), for the December 2009 quarter, to approximately $1.99 million, or $0.28 per share (basic and diluted), for the December 2010 quarter.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2010, we had working capital of approximately $8.3 million, as compared with working capital of approximately $6.3 million at September 30, 2010. The increase in working capital reflects primarily cash flow from operations and the reduction in accounts payable which related to our purchase during fiscal 2010 of hogs, breeding sows and other assets.

The following table sets forth information as to the principal changes in the components of our working capital (dollars in thousands):

	December 31, 2010	September 30, 2010	Change	Percent Change
Current Assets:
Cash	$2,347	$2,417	(70)	(2.9)%
Accounts receivable, net	-	254	(254)	(100)%
Prepaid expense and other receivable	147	164	(17)	*
Due from related parties	-	165	(165)	(100)%
Advance for asset purchase	765	765	0	*
Inventories	5,308	4,650	658	14.2%
Total current assets	8,568	8,415	153	1.8%
Current Liabilities:
Accounts payable and accrued liabilities	129	63	66	104.8%
Other payables	-	1,657	(1,657)	(100)%
Due to related parties	188	367	(179)	(48.8)%
Total current liabilities	317	2,087	(1,606)	(83.5)%
Working capital	8,251	6,328	1,759	27.1%

* The percentage is not included since it would not provide meaningful information.

In the December 2010 quarter, we generated approximately $585,000 from operations, primarily reflecting our net income of approximately $2.0 million, a reduction in other payables of approximately $1.7 million, resulting from the payment of the balance due for our purchases of sows, hogs and other assets during fiscal 2010, an increase in inventory of approximately $600,000 and an increase in depreciation of approximately $505,000.  Our cash flow from investing in the December 2010 quarter reflected payments that were made in the quarter for the purchase of sows (approximately $271,000) and other assets (approximately $390,000) that were made pursuant to agreements which we entered into during fiscal 2010.  Our cash flow from financing activities represented net repayments of loans from related parties of approximately $18,000.

In the December 2009 quarter, we generated approximately $4.0 million from operations, primarily reflecting our net income of approximately $2.1 million and a reduction if inventory of approximately $1.9 million. Our cash flow from investing in the December 2009 quarter reflected the purchase of sows of approximately $146,000, the purchase of property and equipment of approximately $92,000 and the proceeds from the sale of sows of $120,000. Our cash flow from financing activities represented repayments of loans from related parties of approximately $3.4 million.

OFF-BALANCE SHEET ARRANGEMENTS

There were no off-balance sheet arrangements during the December 2010 quarter or fiscal 2010 that have, or are reasonably likely to have, a current or future effect on our financial condition, sales or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

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

Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of sales and expenses during the reporting period. Significant accounting estimates reflected in our financial statements include collectability of account receivable, value of live hogs, useful lives and impairment of property and equipment and the valuation of warrants. Actual results when ultimately realized could differ from those estimates and the differences could be material.

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

Recent Accounting Pronouncements

There are no recent accounting pronouncements that have a material effect upon our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Exchange Act, our management, including our chief executive officer and our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010, the end of the period covered by this report.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation we believe that our disclosure controls and procedures were not effective as of December 31, 2010.

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

Our management is not aware of any material weaknesses in our internal control over financial reporting, and nothing has come to the attention of management that causes them to believe that any material inaccuracies or errors exist in our financial statements as of December 31, 2010.  The reportable conditions and other areas of our internal control over financial reporting identified by us as needing improvement have not resulted in a material restatement of our financial statements, and we are not aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement of omission in any report we have filed with or submitted to the Commission.  However, because of the significant deficiencies described above, we believe that our financial controls were not effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the first quarter of the year ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

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

SOUTHERN CHINA LIVESTOCK, INC.

Date: February 7, 2011	By:	/s/ Luping Pan
Luping Pan President and Chief Executive Officer

Date: February 7, 2011	By:	/s/ Wei He
Wei He
Chief Financial Officer