Form 10-Q
period 2011-03-31
SOUTHERN CHINA LIVESTOCK, INC.
filed 2011-05-16
CIK 1415599

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
 (Issuer’s telephone number)
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 10, 2011: 7,144,071 shares of common stock.

SOUTHERN CHINA LIVESTOCK, INC.

FORM 10-Q

March 31, 2011

INDEX

PART I-- FINANCIAL INFORMATION

PART II-- OTHER INFORMATION

Item 6.	Exhibits	19

SIGNATURE

Part I
Item 1. Financial Statements

SOUTHERN CHINA LIVESTOCK, INC.
Consolidated Balance Sheets
(Expressed In U.S. Dollars)

	March 31, 2011 (Unaudited)	September 30, 2010 (Restated-see note2)

ASSETS
Current Assets:
Cash	$1,235,967	$2,417,302
Accounts receivables, net	-	253,996
Prepaid expense and other receivables	176,565	164,035
Due from related parties	-	164,642
Advance for asset purchase (note 4)	765,000	765,000
Inventories (note 5)	6,333,049	4,650,041

Total current assets	8,510,581	8,415,016

Property and equipment, net	13,707,661	13,076,480
Construction in progress	6,688,941	3,846,439
Biological assets, net	1,612,489	1,665,572

Total assets	30,519,672	27,003,507

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Other payables	-	1,656,577
Accounts payable and accrued liabilities	340,986	62,932
Due to related parties (note 8)	223,484	367,947

Total current liabilities	564,470	2,087,456

Commitments and contingencies (note 7)
Concentration risk (note 9)

Equity:
Common stock ($.001 par value; 7,144,071shares issued authorized and outstanding as of March 31, 2011 and
September 30, 2010)	7,144	7,144
Warrants	2,418,619	2,418,619
Additional paid in capital	5,969,226	5,969,226
Retained earnings reserves	3,360,940	3,360,940
Accumulated other comprehensive income	3,140,503	2,568,315
Noncontrolling interest	327,481	284,497
Retained earnings	14,731,289	10,307,310

Total stockholders’ equity	29,955,202	24,916,051

Total liabilities and stockholders’ equity	$30,519,672	$27,003,507

See accompanying condensed notes to consolidated financial statements.

SOUTHERN CHINA LIVESTOCK, INC.
Consolidated Statements of Income and Comprehensive Income
(Expressed In U.S. Dollars)
(Unaudited)

	Three months ended March 31,		Six months ended March 31,
	2011	2010	2011	2010

Sales	$11,134,119	8,019,056	$21,795,835	19,396,780
Cost of sales	8,235,920	6,881,663	16,291,372	16,350,349

Gross profit	2,898,199	1,137,393	5,504,463	3,046,431

Operating expenses:
Selling expenses	-	(755)	-	(6,520)
General and administrative expenses	(457,610)	(98,316)	(1,057,611)	(200,782)

Income from operations	2,440,589	1,038,322	4,446,852	2,839,129

Government subsidies	-	118,490	-	382,117
Other income	19,663	862	20,121	60,819

Income before income taxes	2,460,252	1,157,674	4,466,973	3,282,065

Income taxes (note 6)	-	-	-	-

Net income	2,460,252	1,157,674	4,466,973	3,282,065
Less: net income attributable to the noncontrolling interest	22,445	23,457	42,994	66,271
Net income attributable to common stockholders	2,437,807	1,134,217	4,423,979	3,215,794

Other comprehensive income(loss)	278,478	3,888	572,188	5,129

Total comprehensive income	$2,738,730	1,138,105	$5,039,161	3,220,923

Earnings per share attributable to common stockholders:
Basic	$0.34	0.20	0.62	0.57
Diluted	$0.34	0.20	0.62	0.57
Weighted average common stock outstanding
Basic	7,144,071	5,657,561	7,144,071	5,640,383
Diluted	7,144,071	5,657,561	7,144,071	5,640,383

See accompanying notes to condensed consolidated financial statements

SOUTHERN CHINA LIVESTOCK, INC.
Consolidated Statements of Cash Flows
(Expressed In U.S. Dollars)
(Unaudited)

	Six months ended March 31,
	2011	2010

Cash flows from operating activities:
Net income	$4,466,973	3,282,065
Adjustments for
Depreciation and amortization	1,022,715	632,587
Gain/(loss) on disposal of biological assets	(17,777)	(96,049)
Changes in operating assets and liabilities:
Accounts receivable	255,441	44,911
Prepaid and other receivables	(9,699)	-
Inventories	(1,566,273)	950,823
Other payables	(1,665,999)	(295,384)
Accounts payable and accrued liabilities	276,985	3,981

Net cash provided by operating activities	2,762,366	4,522,934

Cash flows from investing activities:
Purchase of property and equipment	(3,792,810)	(92,389)
Purchase of biological assets	(271,041)	(476,716)
Proceeds from disposal of biological assets	63,854	120,225

Net cash used in investing activities	(3,999,997)	(448,800)

Cash flows from financing activities:
Proceeds from issue common shares	-	3,469,016
Repayment of loans from stockholders	-	(3,406,648)
Proceeds from loans from stockholders	13,862	200,000

Net cash provided by financing activities	13,862	262,368

Net increase (decrease) in cash	(1,223,769)	4,336,422
Effect of foreign exchange rate changes	42,434	452

Cash, beginning of period	2,417,302	1,201,160

Cash, end of period	$1,235,967	5,538,034

Supplementary cash flow disclosure:
Interest paid	-	-
Taxes paid	-	-

See accompanying notes to condensed consolidated financial statements

SOUTHERN CHINA LIVESTOCK, INC.
Notes To Condensed Consolidated Financial Statements
(Expressed In U.S. Dollars)
(Unaudited)

NOTE 1 ---ORGANIZATION AND PRINCIPAL ACTIVITIES

Southern China Livestock, Inc. (the “Company”) was incorporated in the state of Delaware on September 27, 2007 under the name Expedite 4, Inc. with the objective of acquiring an operating company under a reverse merger on an agreement. The Company’s corporate name was changed to Southern China Livestock, Inc. on July 9, 2010. Since March 29, 2010, the Company has been in the business of breeding and raising commercial hogs in the People’s Republic of China (“China” or the “PRC”).

On June 9, 2010, the Company incorporated Jiangxi Southern China Livestock Technology Limited as a wholly foreign-owned enterprise under the laws of the PRC.

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

Details of the Company’s subsidiaries as of March 31, 2011 were as follows:

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

SOUTHERN CHINA LIVESTOCK, INC.
Notes To Condensed Consolidated Financial Statements
(Expressed In U.S. Dollars)
(Unaudited)

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

On August 26, 2008, Beijing Huaxin acquired 99% of the equity interest of Jiangxi Yingtan Huaxin Livestock Co., Ltd (“Jiangxi Huaxin”) which owned 99% of the equity interest of Yujiang Fengyuan Livestock Co., Ltd, Yingtan Yujiang Zhongtong Swine Co., Ltd, Yujiang Xianyue Livestock Feeds Co., Ltd, Jiangxi Yingtan Fuxin Development and Trade Co., Ltd, Yingtan Livestock Feeds Development Co., Ltd, Yujiang Xiangying Swine Co., Ltd and Yujiang Decheng Livestock Co., Ltd. (collectively, the “Seven Subsidiaries”) which are the Company’s main operating entities.

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

Subsequent to the issuance of the Company’s financial statements, management determined that balances due to/from related parties were not accurately reflected in the consolidated financial statements. Management has adjusted the amounts previously reported to correctly reflect the balances outstanding as at September 30, 2010. This correction does not affect prior years.

The consolidated balance sheet at September 30, 2010, has been restated.  The effect of the restatement is summarized as follows:

	9/30/10 As previously reported	9/30/10 As restated
Current assets:
Due from related parties	$-	$164,642
Total current assets	8,250,374	8,415,016
Total assets	26,838,865	27,003,507

Current liabilities:
Other payables	-	1,656,577
Due to related parties	1,859,882	367,947
Total current liabilities	1,922,814	2,087,456
Total liabilities and stockholders’ equity	26,838,865	27,003,507

SOUTHERN CHINA LIVESTOCK, INC.
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

NOTE 4 --- ADVANCE FOR ASSET PURCHASE

On August 13, 2010, the Company, through one of its subsidiaries, entered into two agreements with a company that produces and markets feed for pig farms. Pursuant to these agreements, the Company agreed to acquire equipment and other assets for $900,000, of which $459,000, was paid and $441,000 was due by June 30, 2011, and a land use right for $600,000, of which $306,000 was paid and $294,000 was due by June 30, 2011. These agreements contemplated the transfer of the equipment and other assets and the land use rights (subject to registration with the applicable government authority) at or about the time of the agreement. The seller did not transfer the equipment and other assets or take any steps to transfer the land use right to the Company, and the seller continued to use the assets, equipment and land use right for its own account. On November 19, 2010, the seller and the Company entered into a restated agreement pursuant to which the assets and land use right would be transferred contemporaneously with the payment of the outstanding balance of $735,000. Accordingly, at March 31, 2011 and September 30, 2010, the $765,000 paid by the Company with respect to these purchases is reflected as an advance.

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

Inventories on March 31, 2011 and September 30, 2010 consisted of the following:

	March31, 2011	September 30, 2010

Raw materials	$288,263	$211,324
Live hogs	6,044,786	4,438,717

	$6,333,049	$4,650,041

The raw materials that are included in inventory are fodder for the pigs.

NOTE 6 --- INCOME TAXES

The Company is incorporated in United States of America. The Company’s subsidiaries are incorporated in the BVI, Hong Kong and the PRC. The management and control of the Company is in PRC, and the Company’s business is conducted in the PRC. The Company’s PRC subsidiaries pay no income tax in the PRC pursuant to an exemption from taxes under the current tax laws of the PRC which are applicable to agriculture companies. For the three months ended March 31, 2010 and 2009, the Company was not subject to any income tax either in the United States, the BVI, Hong Kong or the PRC. As such no current or future income tax asset or liabilities are recorded in its financial statements for such years.

SOUTHERN CHINA LIVESTOCK, INC.
Notes To Condensed Consolidated Financial Statements
(Expressed In U.S. Dollars)
(Unaudited)

NOTE 7 --- COMMITMENTS AND CONTINGENCIES

CAPITAL COMMITMENTS

As of March 31, 2011, there were capital commitments amounting to $3,782,564, which were mainly related the construction of pig housing, workers’ dormitory buildings and other work relating to the Company’s new pig farms.   In addition, the Company has an agreement to purchase assets and land use rights relating to a feed company pursuant to which it has paid $765,000 as an advance and the balance of $735,000 is due by June 30, 2011.  See Note 4.

LEASE COMMITMENTS

The Company leases land (in which the company’s building are located) office space, employee living space, and pigsties under non-cancellable operating leases.  Future minimum rental commitments for the next five years are as follows:

2011	$17,961
2012	23,948
2013	16,321
2014	16,321
2015	16,321
2016 and thereafter	317,919

Total	$408,861

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

SOUTHERN CHINA LIVESTOCK, INC.
Notes To Condensed Consolidated Financial Statements
(Expressed In U.S. Dollars)
(Unaudited)

NOTE 7 --- COMMITMENTS AND CONTINGENCIES (CONTINUED)

The registration statement was required to be declared effective by November 2, 2010.  Since the registration statement was not declared effective by the required date, the Company is to pay to investors, liquidated damages of 1% of the purchase price for each calendar month (pro-rated for a fractional month) during the period of such failure, up to a maximum of 5% of the purchase price.  On March 31, 2011, recorded liquidated damages amount $379,750, which was 5% of the purchase price for the six months ended March 31, 2011, of which $75,950 had been paid and $303,800 is reflected as a current liability.

NOTE 8—RELATED PARTY TRANSACTIONS

During the year ended September 30, 2010, the Company purchased sows, hogs and other assets from five non-affiliated parties for a total purchase price of $5,930,000, of which $2,837,723 was paid at the time of the contract and the balance of $3,092,277 was due in installments that were due by December 31, 2010 and February 28, 2011. Pursuant to agreements among the Company, its chairman, who is also a director, and the sellers, the chairman assumed and paid the Company’s obligations to these sellers in the amount of $1,435,700 during the month of September 2010 and the remaining $1,656,577 during the month of December 2010. The balance due to the chairman from the Company with respect to these payments is included in “Due to related parties.” The amount due to related parties was $367,947 at September 30, 2010 and $223,484 at March 31, 2011.

At September 30, 2010, there was a balance due from related parties in the amount of $164,642, which was paid in October 2010.

NOTE 9 —CONCENTRATION RISK

The Company’s three largest customers accounted for approximately 91% of its sales for the six months ended March 31, 2011 and approximately 94% of its sales for the six months ended March 31, 2010. The largest customer in both period accounted for approximately 63% of sales for the six months ended March 31, 2011 and approximately 70% of sales for the six months ended March 31, 2010.

The Company relies on a single supplier of feed, which accounted for approximately 84% of its purchases for the six months ended March 31, 2011 and approximately 83% of its purchases for the six months ended March 31, 2010.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the results of operations and financial condition at March 31, 2011 and for the six and three months ended March 31, 2011 and 2010, and, should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this report.

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

OVERVIEW

Through our subsidiaries, we breed and raise commercial hogs for sale in the PRC. We own and operate 24 breeding farms with a current annual production capacity of approximately 220,000 live hogs. Our annual production capacity is the number of hogs that we can deliver to the market annually, assuming the pigs stay healthy, the sows’ breeding pattern is consistent with our past experience, we can provide the necessary feed and epidemic prevention and we can efficiently and timely deliver the hogs to market. Our hog breeding farms are located throughout Yujiang County in Jiangxi Province in China.

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

Our business is primarily affected by the cost of feed and the market for and the selling price of live hogs. Our largest expense is feed for our pigs. We rely on a single supplier of feed, which accounted for approximately 84% of our purchases for the six months ended March 31, 2011, and approximately 82% of our purchases for each of the years ended September 30, 2010 and 2009.  If we are not able to purchase from our supplier, we may have difficulty in purchasing feed from other suppliers at a reasonable cost. Since our sales prices are based on market price, we may not be able to increase our price for pigs to cover any increase in the cost of feed.

Our three largest customers accounted for approximately 91% of our sales for the six months ended March 31, 2011, 94% of our sales for the year ended September 30, 2010 and 98% of our sales for the year ended September 30, 2009. Our largest customer, Shenzhen Dexing, accounted for approximately 63% of our sales in the six months ended March 31, 2011, approximately 70% of our sales for the year ended September 30, 2010, and approximately 75% of our sales for the year ended September 30, 2009.  We sell hogs to this customer pursuant to contracts, one of which provides for us to sell 50,000 hogs per month, for a total of 600,000 hogs per year, and the other of which provides for us to sell the customer 500,000 hogs for the year commencing September 1, 2010. The agreements provide for the shipment date and quantity to be subject to future agreement. We do not believe that our present inability to deliver 1,100,000 hogs per year will impair our ability to sell a substantial percentage of our production to this customer. However, the loss or significant reduction in orders from this customer would have a significant impact on our ability to remain profitable. We plan to significantly increase our inventory of hogs as well as breeding sows in anticipation of being able to significantly increase our sales.

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

The market price for hogs is subject to fluctuation, and future market prices cannot be predicted with any degree of accuracy.  Following a decrease in the market price during 2009, the market price for hogs increased during 2010 and reached relatively high levels in November and December.  We normally seek to sell our hogs when they reach the target weight of approximately 105 to 110 kilograms.  Hogs generally reach this weight at about five months.  However, we may sell younger hogs in order to protect ourselves against a decline in the price of hogs.  To the extent that we sell hogs that are younger than five months in any quarter, it may result in a decline in the number of hogs sold in a subsequent quarter.  Furthermore, since the typical breeding cycle is approximately five months, and a breeding sow can give birth 2.2 times a year on average, the number of hogs that reach the target selling weight can vary significantly from quarter to quarter.  These factors can result in a significant change in sales and net income from quarter to quarter, and they affected our sales for the three months ended December 31, 2010.  The total number of hogs sold for six months ended March 31, 2011 was approximately 92,000 head, which is at the low end o of our normal production.  This number reflected a number of factors, including the following.  Because we sold hogs at a lower weight in order to take advantage of a relatively high market price during the quarter ended September 30, 2010 and because of the normal breeding cycle of the sows in the quarter ended September 30, 2010, we had a lower inventory of hogs at the target weight which resulted in a decline in number of hogs sold from the six months ended March 31, 2010, to the six months ended March 31, 2011.  We replaced older sows with younger sows, which resulted in a decline in production.  It typically takes a young sow more than a year before we can generate revenue from her pigs – four months before the sow is at a weight suitable for bearing piglets, five months of pregnancy and five months for the piglets to grow to a market weight.  The increase in the price for live hogs offset the decline in the number of pigs which were ready for sale.

During 2009, pig farmers in China suffered from a reduced demand for pigs and pork products which resulted in a significant decline in the sales prices for pigs. Although government intervention helped to reduce the price drop, the government may not step in to prevent declines in the price of pigs in the future. The price of hogs increased during the six months ended March 31, 2011, as a result of several factors.  Because of the decline in the price for hogs in the first half of 2010, breeders reduced their inventory and capacity to avoid future losses because of the low selling prices.  In addition, pigs in certain areas were subject to disease during 2010.  These factors led to a shortage in pigs which resulted in an increase in the selling price of live hogs.  Because of the increased price of live hogs, breeders may increase the number of sows they own and increase their inventory.  It takes approximately 14 months for breeders to increase their capacity.  We anticipate that the higher prices will result in increased inventory for pig farmers generally, and that increased inventory is likely to have a negative effect on the price of live hogs possibly as early as the third quarter of calendar 2011.  This increased overall inventory could result in a decline in the selling price of live pigs.  The cost of fodder increased in both the six and three months ended March 31, 2011; however, this cost did not increase to the same extent as the selling price for pigs.  We cannot assure you that an anticipated increase in the number of pigs available for sale in China resulting from steps taken by breeders to increase their production will not have a negative impact upon our gross margins in future periods, since it is possible that there may be a decrease in the selling price of pigs as more pigs come to market with no decrease and a possible increase in the cost of fodder.

In April 2010, we began to increase our pig inventory through the purchase of sows and hogs from local pig farmers. Through September 30, 2010, we entered into agreements with several pig farmers pursuant to which we purchased a total of approximately 2,400 breeding sows and approximately 21,000 hogs. Subsequent to September 30, 2010, we did not make any significant purchases of sows or hogs. These agreements typically provided for the payment of the purchase price in installments. The total purchase price for these pigs was $1.8 million. In connection with the purchase of the pigs for inventory, we also acquired certain other assets. The total purchase price for these other assets was $4.1 million.  Of the total of $5.9 million, we paid $2.8 million at the closing, and $1.4 million in September 2010, leaving a balance of $1.7 million which was paid in December 2010.   The September and December payments were advanced on our behalf by Mr. Dengfu Xu, our chairman and a director, and, as of March 31, 2011, we have reimbursed Mr. Xu with respect to substantially all of the money he advanced on our behalf.  See Note 7 of Notes to Condensed Consolidated Financial Statements.

We plan to take advantage of our rural location and the fact that we are surrounded by rice and vegetable farms by processing our organic waste and selling it as organic fertilizer. With the anticipated increase in our pig inventory, and with our advantageous location in a southern province with many farmlands, we believe that we can develop a profitable fertilizer business. Organic fertilizers made from livestock manure are commonly used in China. They are environmentally friendly products, are fully exempt from VAT, and are exempt from EIT for the first three years. As of March 31, 2011, the types of organic fertilizer we plan to produce were sold in the range of $123 to $138 per ton, using the current currency exchange rate. If we complete a financing, we plan to allocate a portion of the proceeds to begin development of an organic fertilizer line of business. We plan to spend $2.3 million of any proceeds generated through a financing to build an organic fertilizer line. We will not commence our efforts with respect to the fertilizer business until we receive funding. Accordingly, if we do not receive sufficient funding, we may not seek to enter the organic fertilizer business. The organic fertilizer will be primarily made from pig waste. We anticipate that, if we receive adequate financing, it will take about six months to build such production line and that the production line would become operational within three months thereafter. We believe that we will be able to generate revenue from this business as soon as it becomes operational. However, we do not have experience in the fertilizer business, which is a business that is different from the raising and selling of hogs. Our cost and time estimate may not be accurate, and it may take longer to establish a production facility and the costs may be greater than the $2.3 million which we have allocated to the project. Further, since our management does not have experience in the fertilizer business, unless we are able to hire qualified personnel to manage the fertilizer business, we may not be able to generate a profit from this business.

In connection with our private placement of common stock and warrants during March through May 2010, we agreed to register the shares of common stock that were issued in the private placement and were issuable upon exercise of the warrants that were issued in the private placement and to have the registration statement declared effective by November 2, 2010.  Since the registration statement was not effective on that date, liquidated damages accrue at the rate of 1% per month until the registration statement is declared effective, with a maximum of 5%.  On March 31, 2011, accrued liquidated damages were $379,750, which was 5% of the purchase price and our maximum liability under the registration agreement, of which $75,950 had been paid and $303,800 is reflected as a current liability.

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

RESULTS OF OPERATIONS

General

Our sales are primarily generated from the sale of hogs which we breed.  Our cost of sales consists primarily of the fodder expense, and we have limited influence on such cost. Cost of sales also includes depreciation of our breeding sows.  We use grain fodder, and the price of fodder is determined solely by suppliers and generally reflects the price of grain. Our largest supplier, from whom we purchased feed, accounted for approximately 84% of our purchases in the six months ended March 31, 2011and 82% of our purchases in the fiscal year ended September 30, 2010, or fiscal 2010,  and the fiscal year ended September 30, 2009, or fiscal 2009.   We may not be able to get more beneficial pricing terms and may become more dependent upon a single supplier.

Operating expenses include selling expenses, which were not significant, and overhead expenses such as rent, management and staff salaries, general insurance and offices expenses, including expenses associated with our status as a public company.  We did not incur public company expenses prior to the reverse acquisition in March 2010.

The government has recently provided subsidies during a period of depressed prices in the market for live hogs.  As a result, we received government subsidies of approximately $1.3 million in the fiscal year ended September 30, 2010 and $1.1 million in the fiscal year ended September 30, 2009.  We did not receive any subsidy for the six months ended March 31, 2011, and we do not know whether we will receive any subsidy for the balance of the current fiscal year.

Three Months Ended March 31, 2011 and 2010

The following table sets forth a summary of certain key components of our results of operations for three months ended March 31, 2011 (the “March 2011 quarter”) and March 31, 2010 (the “March 2010 quarter”) in dollars and as a percentage of sales (dollars in thousands).

	For the Three Months Ended March 31,
	2011		2010		Change ($)%
Sales	$11,134	100.0%	$8,019	100.0%	$3,115	38.8%
Cost of sales	8,236	74.0%	6,882	85.8%	1,354	19.7%
Gross profit	2,898	26.0%	1,137	14.2%	1,761	154.9%
Operating expenses	458	4.1%	99	1.2%	359	362.6%
Income from operations	2,441	21.9%	1,038	12.9%	1,403	135.2%
Government subsidies	-	%	118	14.7%	(118)	(100)%
Other income (expense)	20	0.2%	1	0.01%	19	1900%
Income before income taxes	2,460	22.1%	1,158	14.4%	1,302	112.4%
Net income before non-controlling interest1	2,460	22.1%	1,158	14.4%	1,302	112.4)%
Net income attributable to common stockholders	2,438	21.9%	1,134	14.1%	1,304	115.0)%

1
We are exempt from payment of enterprise income taxes since we are in the business of agricultural breeding of livestock. If we were required to pay income taxes at the statutory rate of 25%, our net income attributable to common stockholders would be $1,751,000, or $0.25 share (basic and diluted), for the March 2011 quarter and $849,000, or $0.15 per share (basic and diluted), for the March 2010 quarter.

Sales

For the March 2011 quarter, our sales increased approximately $3.1 million, or 38.8%, to approximately $11.1 million from approximately $8.0 million for the March 2010 quarter. During the March 2011 quarter, we sold hogs weighing approximately 4.8 million kilograms, representing an increase of 0.26 million kilograms from approximately 4.5 million kilograms for the March 2010 quarter. The average unit selling price in RMB increased 27.1% from approximately RMB12.11 per kilogram in the March 2010 quarter to approximately RMB 15.39 per kilogram in the March 2011 quarter. The average unit selling price, converted into dollars based on the average exchange rate during the quarter, also increased 33.1% from $1.78 per kilogram in the March 2010 quarter to $2.37 per kilogram in the March 2011 quarter. The average unit selling price during the March 2010 quarter reflected the effects of increased competition in the hog market resulting from a decline in demand and an oversupply of hogs. The price increased in fiscal 2010 reflecting an overall improvement in the market for hogs and a shortage in the supply of hogs.  As a result, the selling price of hogs reached a 24-month high during the months of November and December 2010, and continued to increase during the first two quarters of the current fiscal year.

Cost of Sales; Gross Margin

Cost of sales includes, in addition to the cost of fodder, depreciation of our breeding sows. The cost of sales increased by 19.7%, from approximately $6.9 million in the March 2010 quarter to approximately $8.2 million in the March 2011 quarter, which was a lesser percentage increase than our sales, reflecting primarily a smaller increase in our cost of feed than the price at which we could sell our hogs. As a result, our gross profit increased by approximately by $1.8 million, or 154.9%, from approximately $1.1 million in the March 2010 quarter to approximately $2.9 million for the March 2011 quarter and our gross margin increased from 14.2% in the March 2010 quarter to 26% in the December 2010 quarter.

Operating Expenses

Operating expenses increased approximately $359,000, or 362%, from approximately $99,000 in the March 2010 quarter to approximately $458,000 in the March 2011 quarter, primarily reflecting the increase in professional fees and expenses which we began to incur when we became a public company March 2010, including increased remuneration for our personnel and legal and audit expenses.  In addition, for the March 2011 quarter, our operating expenses include liquidated damages of $227,850 for failing to register under the Securities Act the shares of common stock issued in the 2010 private placement.

Government Subsidies

During fiscal 2010 and 2009, PRC government provided subsidies to pig farmers because of the decline in the market price for hogs. We did not receive any government subsidies during the March 2011 quarter.  We do not know whether we will receive any government subsidies for the balance of the current fiscal year.  For the March 2010 quarter we received government subsidies of approximately $118,000.

Income before income taxes

As a result of the foregoing, our income before income taxes increased approximately $1.3 million, or 112.4%, from approximately $1.16 million in the March 2010 quarter to approximately $2.46 million in the March 2011 quarter.

Income tax provision

Our business of agricultural breeding of livestock has been exempt from enterprise income tax since January 2007. Accordingly, we did not pay EIT for either the March 2011 or March 2010 quarter.

Net income attributable to non-controlling interest

Seven of our subsidiaries had a 1% minority interest during the March 2011 quarter and an approximately 2% minority interest during the March 2010 quarter. Accordingly, under GAAP, the interest of the non-controlling shareholders is deducted from net income in determining net income allocable to common shareholders. The minority interest was approximately $22,000 in the March 2011 quarter and approximately $24,000 in the March 2010 quarter.

Net Income Allocated to Common Stockholders

As a result of the foregoing, our net income attributable to common stockholders increased from approximately $1.13 million, or $0.20 per share (basic and diluted), for the March 2010 quarter, to approximately $2.44 million, or $0.34 per share (basic and diluted), for the March 2011 quarter.

Six Months Ended March 31, 2011 and 2010

The following table sets forth a summary of certain key components of our results of operations for six months ended March 31, 2011 (the “March 2011 period”) and March 31, 2010 (the “March 2010 period”) in dollars and as a percentage of sales (dollars in thousands).

	For the Six Months Ended March 31,
	2011		2010		Change ($)%
Sales	$21,795	100.0%	$19,397	100.0%	$2,398	12.4%
Cost of sales	16,291	74.7%	16,350	84.3%	(59)	(0.4)%
Gross profit	5,504	25.3%	3,046	15.7%	2,458	80.7%
Operating expenses	1,058	4.9%	207	1.1%	851	412.1%
Income from operations	4,447	20.4%	2,839	14.6%	1,608	56.6%
Government subsidies	-	%	382	2.0%	(382)	(100)%
Other income (expense)	20	0.1%	61	0.3%	(41)	(67.2)%
Income before income taxes	4,467	20.5%	3,282	16.9%	1,185	36.1%
Net income before non-controlling interest1	4,467	20.5%	3,282	16.9%	1,185	36.1%
Net income attributable to common stockholders	4,424	20.3%	3,216	16.6%	1,208	37.6%

1
We are exempt from payment of enterprise income taxes since we are in the business of agricultural breeding of livestock. If we were required to pay income taxes at the statutory rate of 25%, our net income attributable to common stockholders would be $3,119,000, or $0.44 share (basic and diluted), for the March 2011 period and $2,414,000, or $0.43 per share (basic and diluted), for the March 2010 period.

Sales

For the March 2011 period, our sales increased approximately $2.4 million, or 12.4%, to approximately $21.8 million from approximately $19.4 million for the March 2010 period. During the March 2011 period, we sold hogs weighing approximately 9.6 million kilograms, representing a decrease of 1.4 million kilograms from approximately 11.0 million kilograms for the March 2010 period. The average unit selling price in RMB increased 24.8% from approximately RMB12.01 per kilogram in the March 2010 period to approximately RMB 14.99 per kilogram in the March 2011 period. The average unit selling price, converted into dollars based on the average exchange rate during the quarter, also increased 29.1% from $1.79 per kilogram in the March 2010 period to $2.31 per kilogram in the March 2011 period. The average unit selling price during the March 2010 period reflected the effects of increased competition in the hog market resulting from a decline in demand and an oversupply of hogs. The price increased in fiscal 2010 reflecting an overall improvement in the market for hogs and a shortage in the supply of hogs.  As a result, the selling price of hogs reached a 24-month high during the months of November and December 2010, and continued to increase during the first two quarters of the current fiscal year.

Cost of Sales; Gross Margin

Cost of sales includes, in addition to the cost of fodder, depreciation of our breeding sows. The cost of sales decreased by 0.4%, from approximately $16.4 million in the March 2010 period to approximately $16.3 million in the March 2011 period, which was a lesser percentage increase than our sales, reflecting primarily a smaller increase in our cost of feed than the price at which we could sell our hogs. As a result, our gross profit increased approximately $2.5 million, or 80.7%, from approximately $3.0 million in the March 2010 period to approximately $5.5 million for the March 2011 period and our gross margin increased from 15.7% in the March 2010 period to 25.3% in the March 2011 period.

Operating Expenses

Operating expenses increased approximately $851,000, or 412.1%, from approximately $207,000 in the March 2010 period to approximately $1.1 million in the March 2011 period, primarily reflecting the increase in professional fees and expenses which we began to incur when we became a public company in March 2010, including increased remuneration for our personnel and legal and audit expenses.  In addition, for the March 2011 period, our operating expenses include liquidated damages of $379,750 for failing to register under the Securities Act the shares of common stock issued in the 2010 private placement.

Government Subsidies

During fiscal 2010 and 2009, PRC government provided subsidies to pig farmers because of the decline in the market price for hogs. We did not receive any government subsidies during the March 2011 period.   We do not know whether we will receive any government subsidies for the balance of the current fiscal year.  For the March 2010 period we received government subsidies of approximately $382,000.

Income before income taxes

As a result of the foregoing, our income before income taxes increased approximately $1.6 million, or 56.6%, from approximately $2.8 million in the March 2010 period to approximately $4.4 million in the March 2011 period.

Income tax provision

Our business of agricultural breeding of livestock has been exempt from enterprise income tax since January 2007. Accordingly, we did not pay EIT for either the March 2011 or March 2010 period.

Net income attributable to non-controlling interest

Seven of our subsidiaries had a 1% minority interest during the March 2011 period and an approximately 2% minority interest during the March 2010 period. Accordingly, under GAAP, the interest of the non-controlling shareholders is deducted from net income in determining net income allocable to common shareholders. The minority interest was approximately $43,000 in the March 2011 period and approximately $66,000 in the March 2010 period.

Net Income Allocated to Common Stockholders

As a result of the foregoing, our net income attributable to common stockholders increased from approximately $3.2 million, or $0.57 per share (basic and diluted), for the March 2010 period, to approximately $4.42 million, or $0.62 per share (basic and diluted), for the March 2011 period.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2011, we had working capital of approximately $7.9 million, as compared with working capital of approximately $6.3 million at September 30, 2010. The increase in working capital reflects primarily cash flow from operations and the reduction in accounts payable which related to our purchase during fiscal 2010 of hogs, breeding sows and other assets.

The following table sets forth information as to the principal changes in the components of our working capital (dollars in thousands):

	March 31, 2011	September 30, 2010	Change	Percent Change
Current Assets:
Cash	$1,236	$2,417	(1,181)	(48.9)%
Accounts receivable, net	-	254	(254)	(100)%
Prepaid expense and other receivable	177	164	13	7.9%
Due from related parties	-	165	(165)	(100)%
Advance for asset purchase	765	765	0	0
Inventories	6,333	4,650	1,683	36.2%
Total current assets	8,511	8,415	96	1.1%
Current Liabilities:
Accounts payable and accrued liabilities	340	63	277	439.7%
Other payables	-	1,657	(1,657)	(100)%
Due to related parties	223	367	(144)	(39.2)%
Total current liabilities	317	2,087	(1,770)	(84.8)%
Working capital	7,946	6,328	1,618	25.6%

* The percentage is not included since it would not provide meaningful information.

Our working capital increased approximately $1.6 million from September 30, 2010 to March 31, 2011, from approximately $6.3 million to approximately $7.9 million. This increase primarily reflects an a reduction in other payables of approximately $1.7 million, since current assets increased nominally from September 30, 2010 to March 31, 2011.

In the March 2011 period, we generated approximately $2.8 million from operations, reflecting primarily our net income of approximately $4.5 million, an increase in depreciation of approximately $1.0 million, a reduction in other payables of approximately $1.7 million, resulting from the payment of the balance due for our purchases of sows, hogs and other assets during fiscal 2010, a decrease in inventory of approximately $1.6.  Our cash flow from investing in the March 2011 period of approximately $4.0 million reflected primarily the purchase of property and equipment (approximately $3.8 million) and the purchase of sows (approximately $271,000).  Our cash flow from financing activities was nominal during the March 2011 period.

In the March 2010 period, we generated approximately $4.5 million cash flow from operations, reflecting primarily our net income of approximately $3.3 million, an increase of accounts payable of approximately $1.0 million and depreciation and amortization of $633,000. Cash flow from investing in the March 2011 period of approximately $449,000 reflected primarily the purchase of sows ($477,000).  Cash flow from financing of $262,000, reflected proceeds from the sale of common stock of approximately $3.5 million, payment of loans to stockholders of approximately $3.4 million and the proceeds from loans from stockholders of $200,000.

As of March 31, 2011, our only significant capital commitments was a commitment for approximately $3.8 million, which is mainly related the construction of pig housing , workers’ dormitory buildings and other work relating to the Company’s new pig farms. We believe that we can pay these obligations from working capital, and we believe that our working capital is sufficient to cover our anticipated obligations for the following twelve months.

We are party to agreements relating to the purchase of assets and land use rights from a company that produces and markets feed for pig farms. Pursuant to these agreements, as amended, we paid the seller $765,000, and the balance of $735,000 is due by June 30, 2011. We intend to purchase these assets from the net proceeds of a financing. If we have not completed a financing by June 30, 2011, we will seek to obtain an extension.  If we are not able to obtain an extension on reasonable terms, we will determine at that time whether to use our working capital for that purpose or seek to modify the agreement to reduce the scope of assets we would acquire or terminate the agreement and seek to recover our deposit. We cannot assure you that, if we terminate the agreement we will be able to recover our deposit in full, if at all.

Although we have filed a registration statement with respect to a public offering of our common stock, we believe that it is not likely that we will be able to complete this offering in the near future. We may consider alternatives to the public offering. We cannot assure you that we will be able to complete any public or private financing, and our failure to raise money could impair our ability to expand our production significantly.

OFF-BALANCE SHEET ARRANGEMENTS

There were no off-balance sheet arrangements at March 31, 2011 that have, or are reasonably likely to have, a current or future effect on our financial condition, sales or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act, our management, including Luping Pan, our chief executive officer and Wei (Wayne) He, our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation we believe that our disclosure controls and procedures were not effective as of March 31, 2011.

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

Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). As previously reported in our Form 10-K annual report for the year ended September 30, 2010, our management, including our chief executive officer and our chief financial officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2010 and identified significant deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) our internal audit functions, (iii) the ability of our internal accounting staff to record our transactions to which we are a party which necessitates our bringing in external consultants to supplement this function, and (vi) a lack of segregation of duties within accounting functions. Therefore, our internal controls over financial reporting were not effective as of September 30, 2010. However, management believes that these deficiencies do not amount to a material weakness.

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

Our management is not aware of any material weaknesses in our internal control over financial reporting, and nothing has come to the attention of management that causes them to believe that any material inaccuracies or errors exist in our financial statements as of March 31, 2011. The reportable conditions and other areas of our internal control over financial reporting identified by us as needing improvement have not resulted in a material restatement of our financial statements, and we are not aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement of omission in any report we have filed with or submitted to the Commission. However, because of the significant deficiencies described above, we believe that our financial controls were not effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the second quarter of the year ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SOUTHERN CHINA LIVESTOCK, INC.

Date: May 16, 2011	By:	/s/ Luping Pan
Luping Pan President and Chief Executive Officer

Date: May 16, 2011	By:	/s/ Wei He
Wei He
Chief Financial Officer